Form 10-Q
period 2012-03-31
ExactTarget, Inc.
filed 2012-05-14
CIK 1420850

As filed with the Securities and Exchange Commission on May 11, 2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35461

ExactTarget, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1367351
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

20 North Meridian Street, Suite 200 Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

(317) 423-3928

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 7, 2012 there were approximately 65,906,733 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXACTTARGET, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share data)

	As of March 31, 2012	As of December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$211,535	$60,705
Accounts receivable, net of allowances of $1,119 and $775 as of March 31, 2012 and December 31, 2011, respectively	42,479	43,380
Prepaid expenses and other current assets	10,433	11,186

Total current assets	264,447	115,271
Property and equipment, net	54,121	54,616
Goodwill	18,530	18,447
Other non-current assets	4,850	4,950

Total assets	$341,948	$193,284

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,625	$8,124
Accrued liabilities	9,646	10,725
Accrued compensation and related expenses	9,935	14,167
Current portion of long-term obligations and other	1,476	4,787
Deferred revenue	43,848	39,273

Total current liabilities	71,530	77,076
Long-term portion of debt	—	13,333
Other non-current liabilities	4,749	5,134

Total liabilities	$76,279	$95,543

Redeemable convertible preferred stock:
Series E, Series F, and Series G redeemable convertible preferred stock at respective redemption value. Authorized 4,912,646 shares; issued and outstanding no shares and 4,912,646 at March 31, 2012, and December 31, 2011, respectively;	$—	$63,000
Stockholders’ equity:
Common stock, $0.0005 par value. Authorized 300,000,000 shares; Issued and outstanding 65,899,266 and 9,042,346 shares at March 31, 2012 and December 31, 2011, respectively;	33	5
Additional paid in capital	417,250	17,031
Series A, Series B, and Series D preferred stock, at respective issuance date fair value. Authorized 18,554,573 shares; issued and outstanding no shares and 18,554,573 at March 31, 2012 and December 31, 2011, respectively;	—	164,894
Accumulated other comprehensive loss	(793)	(1,051)
Accumulated deficit	(150,821)	(146,138)

Total stockholders’ equity	265,669	34,741

Total liabilities and stockholders’ equity	$341,948	$193,284

See accompanying notes to condensed consolidated financial statements.

EXACTTARGET, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Subscription	$51,147	$37,223
Professional services	12,910	6,803

Total revenue	64,057	44,026
Cost of revenue:
Subscription	12,710	8,676
Professional services	11,131	5,990

Total cost of revenues	23,841	14,666

Gross profit	40,216	29,360

Operating expenses:
Sales and marketing	25,215	20,325
Research and development	11,160	8,437
General and administrative	8,270	5,557

Total operating expenses	44,645	34,319

Operating loss	(4,429)	(4,959)
Other expense, net	(254)	(248)

Loss before taxes	(4,683)	(5,207)
Income tax benefit	—	(1,945)

Net loss	$(4,683)	$(3,262)

Other comprehensive loss:
Foreign currency translation adjustment	258	90

Comprehensive loss	$(4,425)	$(3,172)

Net loss per common share—basic and diluted	$(0.32)	$(0.38)
Weighted average number of common shares outstanding—basic and diluted	14,732,963	8,561,066

See accompanying notes to condensed consolidated financial statements.

EXACTTARGET, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,683)	$(3,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,215	3,667
Provision for doubtful accounts	(181)	282
Stock-based compensation	2,178	1,323
Change in deferred taxes	—	(1,422)
Other	38	6
Changes in operating assets and liabilities:
Accounts receivable, net	1,388	829
Prepaid expenses and other assets	671	(1,119)
Accounts payable and accrued liabilities	(889)	590
Accrued compensation and related expenses	(4,268)	(1,903)
Deferred revenue	4,143	759

Net cash provided by (used in) operating activities	3,612	(250)

Cash flows from investing activities:
Business combination	(806)	—
Purchases of property and equipment	(4,801)	(5,520)

Net cash used in investing activities	(5,607)	(5,520)

Cash flows from financing activities:
Repayments on capital leases	(194)	(162)
Net payments on term loan and revolving line of credit	(16,667)	(833)
Proceeds from issuance of common stock from option exercises	467	56
Payments of contingent consideration	(456)	(603)
Proceeds from issuance of preferred stock, net of issuance costs	—	30,000
Proceeds from issuance of common stock, net of issuance costs	169,709	—

Net cash provided by financing activities	152,859	28,458
Effect of exchange rate changes on cash and cash equivalents	(34)	44

Increase in cash and cash equivalents	150,830	22,732
Cash and cash equivalents, beginning of the period	60,705	22,804

Cash and cash equivalents, end of the period	$211,535	$45,536

Supplemental Disclosures:
Net cash paid for interest	$282	$89
Supplemental disclosure of noncash investing activities:
Change in payables for purchases of property and equipment	$(657)	$(861)
Capital lease obligation entered into for property and equipment	$239	$166

See accompanying notes to condensed consolidated financial statements.

EXACTTARGET, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited; in thousands except share data or stated otherwise)

(1) Summary of Significant Accounting Policies

(a) Description of Business

ExactTarget, Inc. (“ExactTarget” or the “Company”), headquartered in Indianapolis, Indiana, is a leading global provider of cross-channel, interactive marketing software-as-a-service (“SaaS”) solutions that provide marketers with a suite of integrated applications to plan, automate, deliver and optimize data-driven, interactive marketing campaigns and real-time communications. The Company’s suite of cross-channel, interactive marketing applications, which include email, mobile, social media and sites, is built on a highly-scalable and flexible multi-tenant SaaS platform.

(b) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the 2011 consolidated financial statements included in the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission in March 2012.

(c) Use of Estimates

The preparation of financial statements requires the Company’s management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts receivable, allowance for future credits, valuation of deferred tax assets, and the valuation of share-based payments. Actual results could differ from these estimates.

(d) Segments

The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. Revenue is generated predominately in the United States, and all significant assets are held in the United States.

Revenue by geographic region, based on the billing address of the clients, was as follows for the periods presented:

	Three Months Ended March 31,
	2012	2011
United States	$53,137	$39,526
International	10,920	4,500

Total revenue	$64,057	$44,026

Percentage of revenue generated outside the United States	17%	10%

No single country outside the United States represented more than 10% of revenue during any period reported.

(e) Foreign Currency Translation

The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using the local currency as the functional currency. All assets and liabilities denominated in foreign currency are translated to U.S. Dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historic exchange rates.

(f) Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net loss per common share is computed by dividing the sum of net loss available for common stockholders by the sum of the weighted average number of common shares outstanding and any dilutive potential common equivalents for the period.

The numbers of preferred stock, stock options and restricted stock awards that could potentially dilute loss per basic share in the future, but have not been included in the computation of loss per diluted share because to do so would have been antidilutive, were 47,484,578 and 42,919,034 shares for the three month periods ended March 31, 2012 and 2011, respectively.

(g) Recent Accounting Pronouncements

On January 1, 2012, the Company adopted the guidance set forth in Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (Topic 350). The Company conducts a test for the impairment of goodwill at least annually and more frequently upon the occurrence of certain events. The adoption of this update did not impact the consolidated results of operations and financial condition.

On January 1, 2012, the Company adopted Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Topic 220). The standard update had no impact on the Company’s financial position or results of operations, but resulted in a change in the presentation of the Company’s basic financial statements.

(2) Property and Equipment

Property and equipment, including assets held under capital leases, are summarized as follows as of March 31, 2012 and December 31, 2011. Construction in progress represents costs associated with new equipment, office leasehold improvements, and software not yet placed in service as of March 31, 2012 and December 31, 2011.

	As of March 31,	As of December 31,	Estimated Useful
	2012	2011	Life (in Years)
Furniture and equipment	$56,454	$55,581	2-7
Software	26,356	23,217	5
Leasehold improvements	11,364	10,881	*
Construction in progress	459	1,508

Total property and equipment	94,633	91,187
Less accumulated depreciation and amortization	(40,512)	(36,571)

Total property and equipment, net	$54,121	$54,616

*	Shorter of lease term or estimated useful life.

Depreciation and amortization expense totaled $4.9 million and $3.4 million for March 31, 2012 and 2011, respectively.

(3) Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following:

			Economic
	As of March 31,	As of December 31,	Useful Life
	2012	2011	Indefinite
Goodwill	$18,530	$18,447

Customer lists	2,550	2,501	4-5
Software technology	1,200	1,200	4
Noncompete agreements	1,710	1,673	2-3

Total gross intangible assets	5,460	5,374
Less accumulated amortization	(2,438)	(2,088)

Net intangible assets	$3,022	$3,286

The estimated future amortization expense related to intangible assets as of March 31, 2012, is as follows:

Amortization Expense
2012	$864
2013	1,007
2014	628
2015	362
2016	161
Thereafter	—

Total amortization expense	$3,022

Amortization expense was $0.3 million and $0.3 million for the three month periods ended March 31, 2012 and 2011, respectively.

(4) Acquisitions

mPath Global Pty Ltd.

In August 2010, the Company acquired certain assets and liabilities of mPath for $2.0 million. During the three month period ended March 31, 2012, the Company paid the $0.4 million estimated fair value of contingent consideration due as agreed upon in the original acquisition purchase price.

Frontier Technologia, Ltda.

In August 2011, the Company acquired all outstanding shares of Frontier for $5.4 million in stock and cash consideration, net of cash acquired. During the three month period ended March 31, 2012, the Company paid the $0.8 million escrow due as agreed upon in the original acquisition purchase price.

(5) Notes Payable

In February 2012, the Company entered into a fourth loan modification agreement that modified the Company’s existing Loan and Security Agreement. The fourth loan modification set forth the criteria under the financial covenants for 2012.

During the three months ended March 31, 2012, the Company made payments of $10.0 million and $6.7 million on its bank term loan and revolving line of credit, respectively.

In April 2012, the Company terminated its Loan and Security Agreement, pursuant to which the Company had received a $10.0 million bank term loan and a $20.0 million revolving line of credit.

(6) Income Taxes – Valuation Allowance

The Company evaluates whether it will realize the benefits of its net deferred tax assets and establishes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount considered more likely than not. Deferred tax assets arise as a result of tax loss carry-forwards and various differences between the book basis of assets and the tax basis. As of September 30, 2011, the Company determined that it was no longer more likely than not that deferred tax assets will be recognized due to continued planned business investment and, as a result, recorded a valuation allowance for the full value of its deferred tax assets as of September 30, 2011. During the three month period ended March 31, 2012, the valuation allowance increased by $1.8 million to $21.0 million due to additional losses incurred since December 31, 2011.

(7) Initial Public Offering

In March 2012, the Company completed the sale of 9,775,000 shares of common stock, including the underwriters’ exercise of an over-allotment option, at a price of $19.00 per share. A total of $185.7 million in gross proceeds was raised in the initial public offering. After deducting the underwriting discount of $13.0 million and offering expenses $3.0 million, net proceeds were $169.7 million.

Upon the closing of the Company’s initial public offering, the 23,467,219 shares of the Company’s outstanding convertible preferred stock converted, on a two-for-one basis, into 46,934,438 shares of common stock.

(8) Stockholders’ Equity

In March 2012, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock to 74,000,000 shares, decrease the par value per share of common stock to $0.0005 and reclassify and subdivide each share of issued and outstanding common stock into two shares of common stock. The Company’s certificate of incorporation was further amended by the Company’s board of directors to increase the number of authorized shares of common stock to 300,000,000. As a result of the stock split, proportionate adjustments were made to the applicable conversion prices for each share of the Company’s outstanding preferred stock and applicable exercise prices for outstanding stock options.

At March 31, 2012, the Company was authorized to issue 300,000,000 shares of common stock with par value of $0.0005 per share and 10,000,000 shares of preferred stock with par value of $0.001 per share.

(9) Equity Plan Activity

The following table sets forth the total stock-based compensation expense resulting from stock awards included in the Company’s Statements of Operations in accordance with FASB ASC Topic 718:

	As of March 31,	As of March 31,
	2012	2011
Cost of revenue	$321	$230
Sales and marketing	712	452
Research and development	374	301
General and administrative	771	340

Total stock-based compensation	$2,178	$1,323

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Expected volatility	55.54%	57.64%
Risk free interest rate	0.91%	2.12%
Expected dividend yield	—	—
Expected option term (in years)	6.25	6.25

The Company believes the historical volatility of a peer group of companies is representative of future stock price trends. Therefore, expected volatility is based on historical volatility of the publicly traded stock of a peer group of companies analyzed by the Company over the expected term of the options.

The risk-free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant for time periods similar to the expected term of the award. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and therefore used an expected dividend yield of zero in the valuation model. The expected option term of 6.25 years is based on the average of the vesting term and the 10-year contractual lives of all options awarded. Using the assumptions above, the weighted average grant date fair value of options granted during the three month periods ended March 31, 2012 and 2011 was $7.89 and $4.31 per share, respectively.

A summary of the Company’s stock option activity under the Plan and related information is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding:
Balance at December 31, 2011	11,323,492	$5.2309	7.37	$54,003
Granted	1,552,000	15.0000
Exercised	(86,204)	5.4085
Forfeited	(171,792)	5.7609

Balance at March 31, 2012	12,617,496	$6.4241	7.41	$246,999

Exercisable at December 31, 2011	5,965,438	$3.8320	6.20	$36,795
Exercisable at March 31, 2012	6,583,755	$4.0670	6.05	$144,401

The aggregate intrinsic value represents the total pretax intrinsic value, based on a stock price of $26.00 and $7.70 per share at March 31, 2012 and 2011, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised was $0.5 million and $0.1 million for the three month periods ended March 31, 2012 and 2011, respectively.

During the period ended March 31, 2012, the Company granted 27,666 shares of restricted stock to nonemployee directors with a weighted average fair value of $15.00 per share, which will vest in January 2013. There were 69,632 and 172,857 shares of unvested restricted stock outstanding at March 31, 2012 and 2011, respectively.

As of March 31, 2012 and 2011, $27.0 million and $17.4 million, respectively, of total unrecognized stock-based compensation expense related to non-vested shares is expected to be recognized over the respective vesting terms of each award through 2016. The weighted average term of the unrecognized stock-based compensation expense is 2.9 years for each of the three month periods ended March 31, 2012 and 2011, respectively.

(10) Commitments and Contingencies

(a) Lease Commitments

The Company has non-cancelable operating leases, primarily for office space in Indianapolis, Indiana, San Francisco, California, Bellevue, Washington, New York, New York, Australia, Brazil, Germany and the United Kingdom. Operating and capital lease obligations have not changed significantly from those at December 31, 2011, except for the following agreements acquired and entered into during the current fiscal year.

In January 2012, the Company entered into an operating lease for additional office space near Sao Paulo, Brazil with total annual lease payments of approximately $0.2 million, $0.2 million and $0.2 million, respectively, over the 2.8 year term of the lease.

(b) Legal Proceedings

We are not currently, nor have we been in the past, subject to any material legal proceedings. From time to time, however, we may become involved in various legal proceedings in the ordinary course of our business, and may be subject to third-party infringement claims. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

In the Company’s subscription agreements with its clients, it agrees to indemnify its clients against any losses or costs incurred in connection with claims by a third party alleging that a client’s use of its services infringes the intellectual property rights of the third party. Based on historical information and other available information as of March 31, 2012, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

(11) Subsequent Events

(a) Loan and Security Agreement

In April 2012, the Company terminated its Loan and Security Agreement, pursuant to which the Company had received a $10.0 million bank term loan and a $20.0 million revolving line of credit. All collateral that was pledged has been released and no early termination penalties were incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2011 included in the Company’s registration statement on Form S-1. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on March 21, 2012. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading global provider of cross-channel, interactive marketing SaaS solutions that empower organizations of all sizes to communicate with their customers through the interactive channels they use most — email, mobile, social media and websites. Our solutions provide marketers with a broad and powerful suite of integrated applications to plan, automate, deliver and optimize data driven interactive marketing campaigns and real-time communications to drive customer engagement, increase sales and improve their return on marketing investment. Our direct client base consists of organizations ranging from enterprises to small businesses, in numerous industries, including retail and e-commerce, media and entertainment, travel and hospitality, financial services and insurance, technology, daily-deal and flash-sale and marketing service providers. Our diverse direct client base includes marketing service providers that extend our global sales distribution by reselling our solutions to several thousand additional organizations.

We provide our solutions primarily through annual and multi-year subscriptions based on the volume of contracted utilization, level of functionality, number of interactive marketing channels, number of users and level of customer support. Clients are charged additional usage-based fees for utilization above the contracted level. Our subscription-based model and track record of long-term client relationships have allowed us to achieve annual dollar-based subscription revenue renewal rates of over 100% for the three months ended March 31, 2012 and for the twelve months ended December 31, 2011, which provides us significant revenue visibility.

We believe that the demand for cross-channel, interactive marketing SaaS solutions is significant and growing, driven by organizations’ desire to develop a unified, cross-channel view of their customers to drive real-time, relevant engagement through email, mobile, social media and websites. We anticipate that organizations will continue to increase their use of cross-channel marketing SaaS solutions to plan, automate, deliver and optimize data-driven interactive marketing campaigns and real-time communications to better connect with their customers across interactive channels. We believe the market for our suite of cross-channel, interactive marketing SaaS solutions will become larger as organizations continue to adopt cross-channel, interactive marketing. We also believe significant opportunity exists in new markets worldwide that are unserved or underserved by existing providers. We intend to increase our direct global presence in international markets to serve our multinational clients and win new clients in these markets. We also believe opportunities to acquire companies and technologies to expand the functionality of our solutions will emerge, providing access to new clients or markets, or both, although we have no agreements or understandings regarding future acquisitions at this time.

We face a number of risks in the execution of our strategy, including our potential failure to manage our domestic and international growth effectively, inability to attract new clients and retain existing clients, inability to achieve and sustain profitability and the overall impact of uncertain economic conditions. Due to the size and expected growth of the market opportunity, we recognize that we may face increased competition from established vendors and potential new entrants in our markets. We believe the expansion of our suite of cross-channel, interactive marketing SaaS solutions have been important in winning new clients and expanding relationships with our existing client base. While email continues to be the primary interactive marketing channel for our clients and represents a substantial majority of our total revenue, revenue from our mobile, social media and sites solutions is growing rapidly.

We were founded in December 2000, and initially focused on providing email marketing solutions to small and medium-sized clients. Since that time, we have expanded our solutions to serve the enterprise market. We broadened our product strategy to expand beyond email into emerging cross-channel, interactive marketing technologies such as mobile, landing pages and microsites. We further expanded our suite of products with the acquisition of the enterprise social media management platform, CoTweet. Additionally, we continued to develop and improve our proprietary, cloud-based platform, expanding our integration framework to enable third-party marketing technology providers to embed our technology into their solutions and build applications on our platform. In 2011, we made our Interactive Marketing Hub generally available to clients, providing a broad and powerful suite of cross-channel, interactive marketing SaaS solutions to plan, automate, deliver and optimize data-driven interactive marketing campaigns and real-time communications.

We have established a direct presence in international markets through acquisitions of resellers in the United Kingdom, Australia and Brazil, and have made subsequent investments in each of these operations. In August 2009, we acquired a reseller in the United Kingdom, allowing us to directly support clients in Europe including many of our U.S.-headquartered clients doing business in the region. In August 2010, we acquired an Australian reseller to extend our ability to support multinational clients in the Asia-Pacific region. In August 2011, we acquired a reseller in Sao Paulo, Brazil, to support clients in Latin America and to expand our sales in the region. And most recently, in the first quarter, we established a direct presence in Germany by opening a sales and professional services office in Munich. We intend to continue to expand our direct and indirect sales channels, expand our global reach, extend our suite of cross-channel, interactive marketing SaaS solutions and increase revenue from new and existing clients.

Key Metrics

We use the following key metrics to evaluate and manage our business.

Recurring Subscription Revenue. As a SaaS provider, we monitor recurring subscription revenue to measure our success in executing our strategy to increase the adoption of our SaaS solutions and expand our recurring revenue streams attributable to these solutions. We expect our recurring subscription revenue to remain the most significant portion of our total revenue although its percentage of total revenue may vary from period to period due to a number of factors, including the amount of revenue recognized from utilization above the contracted level and the timing of recognition of professional services revenue. We define recurring subscription revenue as the total amount of contractually-committed subscription revenue under each of our client agreements, which excludes revenue related to utilization above the contracted level. Recurring subscription revenue for the three month periods ended March 31, 2012 and 2011 was $50.2 million and $34.2 million, respectively.

Subscription Revenue Renewal Rate. Our ability to retain our clients and expand their use of our suite of cross-channel, interactive marketing SaaS solutions over time is an indicator of the stability of our revenue base and the long-term value of our client relationships. We assess our performance in this area using a metric we refer to as subscription revenue renewal rate. This metric is calculated by dividing (a) total subscription revenue (including revenue related to messaging utilization above clients’ contracted levels) in the current period from those clients who were clients during the prior year period, including additional sales to those clients, by (b) total subscription revenue (including revenue related to messaging utilization above our clients’ contracted levels) from all clients in the prior year period. This metric is calculated on a quarterly basis and, for periods longer than one quarter, we use an average of the quarterly metrics. For each of the three month periods ended March 31, 2012 and 2011 our subscription revenue renewal rate was greater than 100%.

Adjusted EBITDA. We monitor Adjusted EBITDA because we believe this measure provides important supplemental information regarding our operating performance and is often used by investors and analysts in their evaluation of companies such as ours. In addition, we use Adjusted EBITDA as a measurement of our operating performance because it assists us in comparing our operating performance on a consistent basis by removing the impact of certain non-cash and non-operating items. We calculate Adjusted EBITDA as net income (loss) before (1) other (income) expense, which includes interest income, interest expense and other income and expense, (2) income tax expense (benefit), (3) depreciation and amortization of property and equipment, (4) amortization of intangible assets and (5) stock-based compensation. This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Adjusted EBITDA reflects an additional way of viewing aspects of our operations that we believe, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provides a more complete understanding of factors and trends affecting our business. Adjusted EBITDA was $3.0 million and $0.03 million for the three month periods ended March 31, 2012 and 2011, respectively. For reconciliation of net income (loss) to Adjusted EBITDA, see “Results of Operations.”

Components of Results of Operations

Revenue

We generate revenue through the sale of subscriptions to our suite of cross-channel, interactive marketing SaaS solutions and the delivery of professional services. More than 80% of our revenue for the three months ended March 31, 2012 and for the twelve months ended December 31, 2011 was derived from our enterprise, medium-sized and small business clients, with the balance attributable to marketing service providers that resell our solutions to thousands of their customers. We serve a wide range of clients across many industries and sizes, and our revenue is not concentrated within any single client or small group of clients. For the three months ended March 31, 2012 and for the twelve months ended December 31, 2011, no single client represented more than 5% of our revenue, and our largest ten clients accounted for less than 20% of our revenue in the aggregate.

Clients are typically invoiced in advance on an annual, quarterly or monthly basis, with payment due upon receipt of the invoice. Invoiced amounts are reflected on the balance sheet as accounts receivable or as cash when collected and as deferred revenue until earned and recognized as revenue ratably over the performance period. Accordingly, deferred revenue represents the amount billed to clients that has not yet been earned or recognized as revenue, pursuant to agreements entered into in current and prior periods, and does not reflect that portion of a contract to be invoiced to clients on a periodic basis for which payment is not yet due. In recent periods, more of our clients have requested quarterly or monthly instead of annual billing terms. As a result, we believe that the proportion of aggregate contract value reflected on the balance sheet as deferred revenue may continue to decrease if this trend continues.

Subscription Revenue. Our subscriptions are based on volume of contracted utilization, level of functionality, number of interactive marketing channels, number of users and level of customer support. Utilization levels are based on the volume of email messages, short message service (“SMS”) messages, website impressions and other activities. If clients exceed the specified volume of utilization, additional fees are billed for the excess volume, generally at rates equal to or greater than the contracted minimum per-utilization fee, and are included in subscription revenue. If clients use less than the minimum contracted utilization, no rollover credit or refunds are given. Subscription agreements with our clients typically are not cancellable for a minimum period, generally one year but ranging up to three years. Our subscription revenue accounted for 80% and 85% of our total revenue for the three month periods ended March 31, 2012 and 2011, respectively.

We recognize the aggregate minimum subscription fee ratably on a straight-line basis over the subscription term, provided that an enforceable contract has been signed by both parties, access to our SaaS solutions has been granted to the client, the fee for the subscription is fixed or determinable and collection is reasonably assured. Revenue from utilization above the contracted level is recognized in the period in which the utilization occurs. As a result of new client additions and expansion of our overall client base, we believe revenue attributable to utilization above the contracted level may grow in absolute dollars.

Professional Services Revenue. Professional services revenue consists primarily of fees associated with training, implementation, integration, deliverability, campaign services and strategic consulting. Our professional services are not required for clients to utilize our suite of cross-channel, interactive marketing SaaS solutions. Depending upon the nature of the engagement, we may provide professional services over the term of the SaaS subscription or in connection with discrete projects. Revenue for our professional services engagements is recognized proportionally over the period of performance and is typically contracted on a fixed-fee basis. Our professional service revenue accounted for 20% and 15% of our total revenue for the three month periods ended March 31, 2012 and 2011, respectively.

Cost of Revenue

We allocate certain overhead expenses, such as rent, utilities, office supplies and depreciation of general office assets to cost of revenue categories based on related headcount. As a result, an overhead expense allocation is reflected in each cost of revenue category.

Cost of Subscription Revenue. Cost of subscription revenue consists primarily of wages and benefits for software operations personnel, as well as depreciation, licensing, maintenance and support for hardware and software used in production, and co-location facilities, bandwidth and infrastructure expenses. The expenses related to co-location, bandwidth and infrastructure are affected by the number of clients using our suite of cross-channel, interactive marketing SaaS solutions, the complexity and frequency of their use, the level of utilization and the amount of stored data. In addition, these expenses are affected by our requirement to maintain high application availability. Our system hardware is co-located in two third-party operated hosting facilities in Indianapolis, Indiana and one in Las Vegas, Nevada. We expect to make further significant capital investments in the expansion and operation of our data centers and to continue to expand our business, which will increase our cost of subscription revenue in absolute dollars.

Cost of Professional Services Revenue. Cost of professional services revenue primarily consists of wages and benefits for services personnel, third party contractors and related costs. Our cost of professional services revenue is significantly higher as a percentage of associated revenue than our cost of subscription revenue due to the labor costs associated with providing professional services. As it takes several months to ramp up a professional services consultant to full productivity, we generally increase our professional services capacity ahead of the recognition of associated professional services revenue, which can result in lower margins in a period of significant hiring. We expect the number of professional services personnel and third party contractors to increase in the future as we continue to serve more enterprise clients, resulting in higher cost of professional services revenue in absolute dollars.

Operating Expenses

We allocate certain overhead expenses, such as rent, utilities, office supplies and depreciation of general office assets to operating expense categories based on related headcount. As a result, an overhead expense allocation is reflected in each operating expense category.

Sales and Marketing. Sales and marketing expenses consist primarily of wages and benefits for sales and marketing personnel, sales commissions, travel and meeting expenses and lead-generation marketing programs. All sales and marketing costs are expensed as incurred. In particular, sales bonuses are expensed in the period of contract signing and commissions are expensed upon contract billing. Our sales and marketing expenditures have historically been highest in the last two quarters of each year, which are periods of increased sales and marketing activity. In order to continue to grow our business and increase our brand awareness, we expect to continue investing substantial resources in our sales and marketing efforts. As a result, we expect sales and marketing expenses to increase as we invest to acquire new clients and retain and grow revenue from existing clients.

Research and Development. Research and development expenses consist primarily of wages and benefits for product strategy, product architecture, product design, development and quality assurance personnel, and the costs of third-party development contractors. We focus our research and development efforts on usability, application performance, new features and functionality and development of emerging cross-channel marketing technologies. We expense research and development costs as incurred due to our relatively short development cycle. We expect research and development expenses to increase as we continue to enhance our product offerings.

General and Administrative. General and administrative expenses consist primarily of wages and benefits for executive, finance and accounting, legal, human resources, internal information technology support and administrative personnel. In addition, general and administrative expenses include professional services fees, bad debt expenses and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel to support our growth. We also anticipate that we will incur additional costs for personnel and for professional services including accounting and legal services, insurance and other corporate governance-related costs related to operating as a public company.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. The following accounting policies involve the most judgment and complexity: revenue recognition, income taxes, goodwill and acquired intangible assets, and stock-based compensation. Accordingly, we believe these policies are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

There have been no material changes in our critical accounting policies since December 31, 2011. For further information please see the discussion of critical accounting policies included in our consolidated financial statements included in the Company’s registration statement on Form S-1 for the year ended December 31, 2011, as filed with the SEC.

ExactTarget is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 and, except as set forth below, may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to opt out of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(unaudited; in thousands)
Revenue:
Subscription	$51,147	$37,223
Professional services	12,910	6,803

Total revenue	64,057	44,026
Cost of revenue:
Subscription	12,710	8,676
Professional services	11,131	5,990

Total cost of revenues	23,841	14,666

Gross profit	40,216	29,360

Operating expenses:
Sales and marketing	25,215	20,325
Research and development	11,160	8,437
General and administrative	8,270	5,557

Total operating expenses	44,645	34,319

Operating loss	(4,429)	(4,959)
Other expense, net	(254)	(248)

Loss before taxes	(4,683)	(5,207)
Income tax benefit	—	(1,945)

Net loss	$(4,683)	$(3,262)

Other comprehensive loss:
Foreign currency translation adjustment	258	90

Comprehensive loss	$(4,425)	$(3,172)

Subscription revenue includes fees for utilization above the contracted level as follows:

	Three Months Ended March 31,
	2012	2011
	(unaudited; in thousands)
Revenue from utilization above the contracted level	$952	$3,056
Percentage of subscription revenue	2%	8%

Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Three Months Ended March 31,
	2012	2011
	(unaudited; in thousands)
Cost of revenue	$321	$230
Sales and marketing	712	452
Research and development	374	301
General and administrative	771	340

Total stock-based compensation	$2,178	$1,323

The following table sets forth the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(unaudited; in thousands)
Net loss	$(4,683)	$(3,262)
Other expense, net	254	248
Income tax benefit	—	(1,945)
Depreciation and amortization of property and equipment	4,895	3,391
Amortization of intangible assets	320	276
Stock-based compensation	2,178	1,323

Adjusted EBITDA	$2,964	$31

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenue:
Subscription	80%	85%
Professional services	20%	15%

Total revenue	100%	100%

Cost of revenue:
Subscription	20%	20%
Professional services	17%	14%

Total cost of revenues	37%	33%

Gross profit	63%	67%

Operating expenses:
Sales and marketing	39%	46%
Research and development	17%	19%
General and administrative	13%	13%

Total operating expenses	70%	78%

Operating loss	(7)%	(11)%
Other expense, net	0%	(1)%

Loss before taxes	(7)%	(12)%
Income tax benefit	0%	(4)%

Net loss	(7)%	(7)%

Other comprehensive loss:
Foreign currency translation adjustment	0%	0%

Comprehensive loss	(7)%	(7)%

Three month periods ended March 31, 2012 and 2011

Revenue

			Change
	Three Months Ended March 31,		2011 to
	2012	2011	2012 (%)
	(unaudited; in thousands, except percentages)
Subscription revenue	$51,147	$37,223	37%
Professional services revenue	12,910	6,803	90%

Total revenue	$64,057	$44,026	45%

The $13.9 million of growth in subscription revenue was attributable to an increase in revenue from new direct clients and the full period impact of recognition of revenue from new clients added during the prior period. A larger base of renewal clients was partly driven by growth in our international operations, which benefited from increased sales and marketing investments in the United Kingdom, Australia and Brazil. Subscription revenue recognized from international clients increased by $4.8 million, or 133%, to $8.4 million in 2012 from $3.6 million in 2011. Revenue from utilization above the contracted level decreased to $1.0 million in 2012 from $3.1 million in 2011 due to a larger base of renewal clients renewing at higher contracted utilization volumes.

The $6.1 million of growth in professional services revenue was attributable to an increased number of enterprise and medium-sized clients with complex interactive marketing programs utilizing our professional services, and the acceleration of new direct client additions utilizing implementation, integration and other services.

Cost of Revenue

	Three Months Ended March 31,
		% of		% of	Change
	2012	Cost of	2011	Cost of	2011 to
	Amount	Revenue	Amount	Revenue	2012 (%)
	(unaudited; in thousands, except percentages)
Cost of subscription revenue	$12,710	53%	$8,676	59%	46%
Cost of professional services revenue	11,131	47%	5,990	41%	86%

Total cost of revenue	$23,841	100%	$14,666	100%	63%

The $4.0 million increase in cost of subscription revenue was due in part to a $1.4 million increase in employee-related costs, primarily in our customer support and software operations team to support our larger base of clients and our international expansion. Cost of subscription revenue also increased due to a $1.5 million increase in depreciation and amortization costs related to equipment and software in our data centers, a $0.5 million increase in operating costs related to enhancing and expanding our infrastructure and a $0.5 million increase in purchases of third-party partner applications and products for resale to our clients.

The $5.1 million increase in cost of professional services revenue was primarily due to a $2.2 million increase in employee-related costs. Cost of professional services revenue also increased due to a $1.3 million increase in payments to third-party professional services consultants and a $0.7 million increase related to travel and meeting expenses due to the increase in professional services personnel to support our larger base of clients and international expansion.

Gross Profit

	Three Months Ended March 31,
		% of		% of	Change
	2012	Associated	2011	Associated	2011 to
	Amount	Revenue	Amount	Revenue	2012 (%)
	(unaudited; in thousands, except percentages)
Subscription revenue gross profit	$38,437	75%	$28,547	77%	35%
Professional services revenue gross profit	1,779	14%	813	12%	119%

Total gross profit	$40,216	63%	$29,360	67%	37%

Our subscription revenue gross profit increased $9.9 million in absolute dollars, but decreased as a percentage of associated revenue. This decrease in gross profit as a percentage of associated revenue, or gross margin, was attributable to the increased use of our solutions, the first full quarter of costs associated with our third data center and scaling for future growth. This activity resulted in higher third-party data center costs and associated hardware and software costs, along with increased employee-related costs in our customer support and software operations team.

The $1.0 million increase in professional services revenue gross profit was due in part to the growth in the number of clients using our professional services and the prospective adoption of a new accounting standard adopted on January 1, 2011, for revenue recognition of multiple deliverable arrangements, specifically related to professional services revenue. Revenue from professional services is recognized using a proportional performance model based on services performed. For contracts entered into prior to adoption of this standard, professional services revenue was recognized ratably over the subscription term.

Sales and Marketing Expenses

	Three Months Ended March 31,		Change 2011 to
	2012	2011	2012 (%)
	(unaudited; in thousands, except percentages)
Sales and marketing	$25,215	$20,325	24%
Percentage of total revenue	39%	46%

The $4.9 million increase in sales and marketing expenses was primarily due to a $2.9 million increase in employee-related costs and a $0.4 million increase in sales commissions and bonuses as a result of increased sales and performance that exceeded our revenue targets. It also reflects an increase in travel and meeting expenses of $0.5 million and an increase in marketing program and event expenses of $0.4 million. Our sales and marketing headcount increased as we continued to invest in expanding our domestic and international presence. As a percentage of total revenue, sales and marketing expense decreased 7 percentage points due to revenue growing at a faster rate than expense during the three month periods ended March 31, 2012 and 2011.

Research and Development Expenses

	Three Months Ended March 31,		Change 2011 to
	2012	2011	2012 (%)
	(unaudited; in thousands, except percentages)
Research and development	$11,160	$8,437	32%
Percentage of total revenue	17%	19%

The $2.7 million increase in research and development expenses was primarily due to a $0.7 million increase in employee-related costs, a $1.4 million increase in third-party development contractor resources and an increase of $0.5 million in software support costs. Our research and development spending increased as we accelerated the development of our suite of cross-channel, interactive marketing SaaS solutions. As a percentage of total revenue, research and development expense decreased 2 percentage points due to revenue growing at a faster rate than expense during the three month periods ended March 31, 2012 and 2011.

General and Administrative Expenses

	Three Months Ended March 31,		Change 2011 to
	2012	2011	2012 (%)
	(unaudited; in thousands, except percentages)
General and administrative	$8,270	$5,557	49%
Percentage of total revenue	13%	13%

The $2.7 million increase in general and administrative expenses was primarily due to a $1.9 million increase in employee-related costs, including incentive compensation, in finance and accounting, legal, human resources, talent acquisition and internal information technology to support our growth and additional costs as a result of being a public company. Expenses incurred for third party accounting, information technology and consulting related fees also increased $0.4 million as the scope of such work grew in connection with being a public company.

Other Expense, Net

	Three Months Ended March 31,			Change 2011 to
	2012	2011		2012 (%)
	(unaudited; in thousands, except percentages)
Other expense, net	$(254)		$(248)	2%

Other expense consists primarily of interest income and expense and foreign exchange gains and losses.

Income Tax Benefit

	Three Months Ended March 31,		Change 2011 to
	2012	2011	2012 (%)
	(unaudited; in thousands, except percentages)
Income tax benefit	$—	$(1,945)	-100%

Income tax benefit of $1.9 million in 2011 compared to no amount in 2012 is due to our determination in September of 2011 that it was no longer more likely than not that our deferred tax assets would be realized due to continued planned business investment. In making such determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. Accordingly, we established a full valuation allowance against the net deferred tax assets in the third quarter of 2011.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the proceeds from the issuance of our common and preferred stock, borrowings under credit facilities and cash flows from operations. At March 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $211.5 million and accounts receivable of $42.5 million.

	Three Months Ended March 31,
	2012	2011
	(unaudited; in thousands)
Net cash provided by (used in) operating activities	$3,612	$(250)
Net cash used in investing activities	(5,607)	(5,520)
Net cash provided by financing activities	152,859	28,458
Effect of exchange rate changes on cash and cash equivalents	(34)	44

Net increase in cash and cash equivalents	$150,830	$22,732

Operating Activities

For the three month period ended, March 31, 2012, net cash provided by operating activities of $3.6 million resulted primarily from changes in working capital accounts, the add back of non-cash charges for depreciation, and stock-based compensation expense which were offset by a loss from operations. The comparable 2011 period’s net cash used in operating activities of $0.3 million resulted primarily from changes in working capital accounts and the add back of non-cash charges for depreciation and stock-based compensation expense, which were offset by a loss from operations.

Investing Activities

Net cash used in investing activities was $5.6 million and $5.5 million during the three month periods ended March 31, 2012 and 2011, respectively. Net cash used in investing activities consisted primarily of cash paid for purchases of fixed assets to expand our data center infrastructure, computer equipment and office furniture for our employees and leasehold improvements related to additional office space. Net cash used in investing activities also included payments of $0.8 million in 2012, related to our acquisition of Frontier Technologia, Ltda. in 2011.

Financing Activities

Net cash provided by financing activities was $152.9 million and $28.5 million during the three month periods ended March 31, 2012 and 2011, respectively. Activity during the three month period ended March, 31, 2012 included $16.7 million of payments on our term loan and revolving line of credit, offset by proceeds from the issuance of $169.7 million of common stock, net of issuance costs. During the three month period ended March 31, 2011, we raised $30.0 million of proceeds through the issuance of preferred stock. The activity during both these periods included repayments of borrowings pursuant to our capital leases.

Capital Resources

Based on our current cash and accounts receivable balances, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for the next twelve months. However, we may need to raise additional funds in the future in the event that we pursue acquisitions or investments in complementary businesses or technologies. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience ownership dilution.

During the last three years, inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Brazilian Real and Australian dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We typically collect revenue and incur costs in the currency in the location in which we provide our solutions. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations. To date, we have not entered into any foreign currency hedging contracts. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

Interest Rate Sensitivity. Our exposure to market risk for changes in interest rates primarily relates to our investments. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment-grade securities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective to provide reasonable, not absolute, assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in the Notes to Unaudited Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Report, our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on March 21, 2012, and our other public filings. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or even all of your investment. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Risks Related to Our Business and Industry

We have a recent history of losses, and we may not return to or sustain profitability in the future.

We expect to continue to make significant investments in the development and expansion of our business, which may make it difficult for us to return to profitability. In addition, the significant accounting, legal and other expenses we incur as a public company will require us to generate and sustain increased revenue relative to our costs to achieve profitability in the future. While our revenue has grown in recent periods, such revenue growth may not be indicative of our future performance, and this growth may not be sustainable. We may not be able to achieve sufficient revenue to return to profitability in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for a number of reasons, including due to the risks described below.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price and trading volume may decline.

Under Section 107(b) of the Jumpstart Our Business Startups Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We have experienced rapid growth in recent periods, and if we fail to manage our domestic and international growth effectively, our financial performance may be adversely affected.

Our recent growth and anticipated future growth has placed and will continue to place strain on our team, infrastructure and operations. Our success will depend on our ability to manage this growth effectively. We intend to further expand our overall business, client base, number of employees and operations and continue to expand our operations internationally. Furthermore, we have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these uncertainties are incorrect or change as a result of changes in the market in which we operate, if we do not address these risks successfully or if we fail to successfully plan for and manage our growth, our operating and financial results could differ materially from our expectations and our business and growth prospects could be adversely affected.

Our operating results and revenue will be adversely affected if we are not able to attract new clients, retain existing clients or sell additional functionality and services to existing clients.

To continue to grow our business, we must attract new clients and retain and sell additional products and services to existing clients. Many of our subscription agreements do not automatically renew at the end of their terms and some have termination clauses that could result in early termination. As the interactive marketing industry matures and as competitors introduce lower cost or differentiated competitive products or services, our ability to effectively compete could be impaired. In such an event, we may be unable to attract new clients or renew our agreements with existing clients on favorable or comparable terms to prior periods. In addition, we may not be able to accurately predict new subscriptions or subscription renewal rates and the impact these rates may have on our future revenue and operating results. These events and developments could have a material adverse effect on our revenue, gross margin and other operating results.

Defects or errors in our SaaS solutions could harm our reputation, result in significant costs to us and impair our ability to sell our solutions.

Our suite of cross-channel, interactive marketing SaaS solutions is inherently complex and may contain defects or errors, which may cause disruptions in availability or other performance problems that could include prolonged down-time. Any such errors, defects, disruptions in service or other performance problems, whether in connection with day-to-day operations, bug fixes, upgrades or otherwise, could be costly for us to remedy, damage our clients’ businesses and harm our reputation. In addition, if we have any such errors, defects, disruptions in service or other performance problems, our clients could elect to exercise their contractual rights, which could result in lost business, increased insurance costs, difficulty in collecting our accounts receivable and costly litigation.

We have been dependent on our clients’ use of email as a channel for interactive marketing, and any decrease in the use of email for this purpose would harm our business, growth prospects, operating results and financial condition.

Historically, our clients have primarily used our SaaS solutions for email-based interactive marketing to consumers who have given our clients permission to send them emails. We expect that email will continue to be the primary channel used by our clients for the foreseeable future. Should our clients lose confidence in the value or effectiveness of email marketing, or if other interactive channels are perceived to be more effective than email marketing, the demand for our solutions may decline.

The market for cross-channel, interactive marketing SaaS solutions is relatively new and emerging. If the market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

The market for cross-channel, interactive marketing SaaS solutions, such as ours, is relatively new and may not achieve or sustain high levels of demand and market acceptance. The future growth of our business depends both on the acceptance and expansion of emerging interactive marketing channels, as well as the continued use and growth of existing interactive marketing channels, including email. If cross-channel, interactive marketing SaaS solutions like ours are not widely adopted, or the market for such SaaS solutions does not develop as we expect, our business, growth prospects and financial condition would be adversely affected.

Evolving domestic and international data privacy regulations may restrict our clients’ ability to solicit, collect, process, disclose and use personal information or may increase the costs of doing so, which could harm our business.

Federal, state and foreign governments and supervising authorities have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure or use of consumers’ personal information. Evolving and changing regulations regarding personal data and personal information, both within the European Union and elsewhere, may limit or inhibit our ability to operate or expand our business. Changing industry standards and industry self-regulation regarding the collection, use and disclosure of certain data may have similar effects.

Existing and future privacy and data protection laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may also negatively affect the public’s perception of interactive marketing, including marketing practices of our clients. If our solutions are perceived to cause, or are otherwise unfavorably associated with, invasions of privacy, whether or not illegal, we or our clients may be subject to public criticism. Public concerns regarding data collection, privacy and security may also cause some consumers to be less likely to visit our clients’ websites or otherwise interact with our clients, which could limit the demand for our solutions and inhibit the growth of our business.

Any failure to comply with applicable privacy and data protection laws, regulations, policies and standards or any inability to adequately address privacy concerns associated with our solutions, even if unfounded, could subject us to liability, damage our reputation, impair our sales and harm our business. Furthermore, the costs to our clients of compliance with, and other burdens imposed by, such laws, regulations, policies and standards may limit adoption of and demand for our solutions.

If our security measures are compromised or unauthorized access to client data is otherwise obtained, our solutions may be perceived as not being secure, clients may curtail or cease their use of our solutions, our reputation may be harmed and we may incur significant liabilities.

Our operations involve the storage and transmission of client and consumer data. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, which could damage our reputation, impair our sales and harm our business. Cyberattacks and other malicious Internet-based activity continue to increase, and SaaS-based platform providers of interactive marketing services have been targeted. Our security measures and the contractual restraints we maintain to prevent our clients from loading sensitive health, personal and financial information into our SaaS platform may not be sufficient to prevent the storage of such information on our systems or to prevent our systems from being compromised. We do not regularly monitor or review the content that our clients upload and store and, therefore, do not control the substance of the content within our hosted environment. If clients use our suite of cross-channel, interactive marketing SaaS solutions for the transmission or storage of personally identifiable information and our security measures are compromised, our reputation could be damaged, our business may be harmed and we could incur significant liability. A failure or inability to meet clients’ expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain clients and attract new business.

Security compromises experienced by our competitors, by our clients or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode client confidence in the effectiveness of our security measures, negatively impact our ability to attract new clients, cause existing clients to elect not to renew their subscriptions or subject us to third party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to scale our infrastructure quickly enough to meet our clients’ growing needs and, even if we can, our operations may be disrupted or our operating results could be harmed.

As usage of our suite of cross-channel, interactive marketing SaaS solutions grows and as clients use our solutions for more advanced interactive marketing programs, we will need to devote additional resources to improving our application architecture and our infrastructure to maintain our solutions’ system performance. Sustained or repeated performance issues could reduce the attractiveness of our solutions to clients, result in decreased sales to new clients and lower renewal rates by existing clients, which could hurt our revenue growth and our reputation. We also may need to expand our hosting operations at a more rapid pace than we have in the past. This would involve spending substantial amounts to purchase or lease data center capacity and equipment, upgrade our technology and infrastructure and introduce new SaaS solutions. Similarly, our international expansion efforts could require us to use data centers located outside the United States. We may not be able to scale our existing systems in a manner that is satisfactory to our existing or prospective clients. In addition, any such expansion will require management time and support, could be expensive and complex, could result in inefficiencies, unsuccessful data transfers or operational failures, could reduce our margins and could adversely impact our financial results.

Failures of the third-party hardware, software and infrastructure on which we rely, including third-party data center hosting facilities, could impair the delivery of our solutions and adversely affect our business.

We rely on hardware and infrastructure, which is purchased or leased, and software licensed from third parties, to offer our suite of cross-channel, interactive marketing SaaS solutions and related professional services. Any errors or defects in third-party hardware, software or infrastructure could result in errors, interruptions or a failure of our SaaS solutions. Furthermore, this hardware, software and infrastructure may not continue to be available on commercially reasonable terms, or at all. The loss of the right to use any of this hardware, software or infrastructure could limit access to our SaaS solutions.

We currently serve our clients from two third-party data center hosting facilities located in Indianapolis, Indiana and one in Las Vegas, Nevada. Although our network infrastructure is generally redundant in each of our data centers, our data storage and operational capabilities are not fully redundant across data centers. The owners and operators of these facilities do not guarantee that our clients’ access to our solutions will be uninterrupted, error-free or secure. We do not control the operation of these facilities, and such facilities are vulnerable to damage or interruption from catastrophic events, misconduct or other events beyond our control, any of which could result in lengthy interruptions in the delivery of our solutions. If for any reason our arrangement with one or more of the third-party data centers we use is terminated, we could incur additional expense in arranging for new facilities and support. In addition, the failure of the data centers to meet our capacity requirements could result in interruptions in the availability of our SaaS solutions or impair the functionality of our SaaS solutions, which could adversely affect our business.

Errors, defects, disruptions or other performance problems with the delivery of our suite of cross-channel, interactive marketing SaaS solutions may reduce our revenue, harm our reputation and brand and adversely affect our contract renewals and our ability to attract new clients. In addition, some of our client agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our clients the ability to terminate the agreements in the event of significant amounts of downtime. Our business, growth prospects and operating results will also be harmed if our clients and potential clients are not confident that our solutions are reliable. As we add data centers and increase capacity in data centers to accommodate increased demand, our costs and expenses associated with these efforts may adversely affect our operating results, liquidity and financial condition.

The markets in which we participate are highly competitive, and pricing pressure or other competitive dynamics, which could include clients developing their own solutions, could adversely affect our business and operating results.

The markets for interactive marketing solutions are fragmented, highly competitive and rapidly changing. With the introduction of new technologies and potential new entrants into these markets, we expect competition to intensify in the future, which could harm our ability to increase sales and maintain our margins. We provide interactive marketing solutions to a broad array of clients, ranging from enterprises to small businesses. We have a number of competitors, including

Aprimo, Inc. (which was acquired by Teradata Corporation in 2011), CheetahMail Inc. (a subsidiary of Experian Group Limited), e-Dialog Inc. (a subsidiary of eBay, Inc.), Eloqua Limited, Epsilon Data Management, LLC (a subsidiary of Alliance Data Systems Corporation), Responsys, Inc., Silverpop Systems Inc., StrongMail Systems, Inc., Unica Corporation (which was acquired by International Business Machines Corporation in 2010) and Yesmail (a division of infoGROUP Inc.). To a lesser degree, we compete with a number of email marketing providers focused on the small business market. We also face competition from social media marketing providers, such as Buddy Media, Inc. and Radian6 Technologies, Inc. (which was acquired by salesforce.com, inc. in 2011), and from mobile marketing service providers, as well as from in-house solutions that our current and prospective clients may develop.

We may also face competition from new companies entering our markets, which may include large established businesses, such as Adobe Systems Incorporated, Amazon.com, Inc., Google Inc., Oracle Corporation or salesforce.com, inc., each of which currently offers, or may in the future offer, interactive marketing or related applications such as applications for customer relationship management, analysis of Internet data and marketing automation. If these companies decide to develop, market or resell competitive interactive marketing products or services, acquire one of our competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be compromised, and our operating results could be harmed. Furthermore, we believe that our industry may experience further consolidation, which could lead to increased competition and result in pricing pressure or loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenue.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services than we can, may have more extensive customer bases and broader customer relationships than we have and may have longer operating histories and greater name recognition than we have. If we are unable to compete with such companies, the demand for our suite of cross-channel, interactive marketing SaaS solutions and related professional services could decline and adversely affect our business, operating results and financial condition.

If we fail to effectively expand our sales and marketing capabilities and teams, we may not be able to increase our client base and achieve broader market acceptance of our SaaS solutions.

Increasing our client base and achieving broader market acceptance of our suite of cross-channel, interactive marketing SaaS solutions will depend on our ability to expand our sales and marketing teams and their capabilities to obtain new clients and sell additional products and services to existing clients. We believe there is significant competition for direct sales professionals with the skills and technical knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding significant increase in revenue.

In addition to our direct sales team, we also extend our global sales distribution through relationships with more than 500 marketing service providers. These providers do not have exclusive relationships with us, and we cannot be certain that these partners will prioritize or provide adequate resources for selling our solutions. If we are unable to devote sufficient time and resources to establish and train these partners, or if we are unable to maintain successful relationships with them, our business could be adversely affected.

Because our long-term growth strategy involves further expansion of our sales to clients outside the United States, our business will be susceptible to risks associated with international operations.

A key component of our growth strategy involves the further expansion of our operations and client base internationally. We currently have offices in the United Kingdom, Australia, Brazil, and Germany. As we continue to expand the sales of our suite of cross-channel, interactive marketing SaaS solutions to clients outside the United States, our business will be increasingly susceptible to risks associated with international operations.

Among the risks and challenges we believe are most likely to affect us with respect to international expansion are:

•

difficulties and expenses associated with the continued adaptation of our suite of cross-channel, interactive marketing SaaS solutions for international markets, including translation into foreign languages;

•	difficulties in staffing and managing foreign operations and the increased travel, real estate, infrastructure and legal compliance costs associated with international operations;

•	burdens of complying with applicable laws and regulations, including regional data privacy laws and anti-bribery laws such as the Foreign Corrupt Practices Act;

•	in some countries, a less-developed set of rules and infrastructure for online and mobile communications;

•	our ability to secure local communications and data center services and to successfully deliver communications to international Internet service providers and mobile carriers;

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash;

•	currency exchange rate fluctuations;

•	difficulties in enforcing contracts;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

•	trade restrictions;

•	laws and business practices favoring local competitors or general preferences for local vendors;

•	lesser degrees of intellectual property protection;

•	political instability or terrorist activities;

•	legal systems subject to undue influence or corruption; and

•	business cultures in which improper sales practices may be prevalent.

We have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business. In addition, we have limited experience in marketing, selling and supporting our suite of cross-channel, interactive marketing SaaS solutions and services abroad, which increases the risk that our future expansion efforts will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, operating results and reputation will be adversely affected. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to establish operations in other countries will result in adequate revenue and profitability levels.

Our business could be adversely affected if our clients are not satisfied with our SaaS solutions, our implementation and integration of our solutions or our professional services.

Our business depends on our ability to satisfy our clients and meet their business needs. If a client is unsatisfied, we could lose the client, we could incur additional costs to remedy the situation, or the profitability of our relationship with that client may be impaired. Negative publicity resulting from issues related to our client relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new clients and maintain and expand our relationships with existing clients. In addition, supporting enterprise clients could require us to devote significant development services and support personnel, which could strain our team and infrastructure, and reduce our profit margins. If any of these were to occur, our revenue may decline; we may not realize future growth and our operating results may be materially and adversely affected.

If we fail to respond to evolving technological requirements or to introduce adequate enhancements and new features, our SaaS solutions could become obsolete or less competitive.

To remain a leading global provider of cross-channel, interactive marketing SaaS solutions, we must continue to invest in research and development of new solutions and enhancements to our existing solutions. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies or the emergence of new industry standards could render our solutions obsolete or less effective.

Any new solution or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to anticipate client requirements, successfully develop or acquire new solutions or features in a timely manner or enhance our existing solutions to meet our clients’ requirements, our business and operating results may be adversely affected.

We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results may not be indicative of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide, the price of our common stock could decline.

In addition to the other risks described in this report, factors that may affect our quarterly operating results include the following:

•	changes in spending on interactive marketing technologies by our current or prospective clients;

•	the volume of utilization above contracted levels for a particular quarter and the amount of any associated additional revenue earned;

•	client renewal rates, and the pricing and volume commitments at which agreements are renewed;

•	clients delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•	budgeting cycles of our clients;

•	changes in the competitive dynamics of our industry, including consolidation among competitors or clients;

•	long or delayed implementation times for new clients;

•

the amount and timing of operating expenses, particularly research and development and sales and marketing expenses (including commissions and bonuses associated with performance), unforeseen product execution costs, employee benefit expenses and expenses related to the expansion of our business, operations and infrastructure;

•	changes in the levels of our capital expenditures;

•	the amount and timing of costs associated with recruiting, training and integrating new employees; and

•	failure to successfully manage any acquisitions or the incurrence of write-downs, impairment charges or unforeseen liabilities in connection with acquisitions.

We may not be able to accurately forecast the amount and mix of future subscriptions, revenue and expenses and, as a result, our operating results may fall below our estimates or the expectations of public market analysts and investors.

Because we recognize subscription revenue from our clients over the terms of their agreements and most of the costs associated with such agreements are incurred up front, rapid increases in new clients and expanding sales to existing clients may cause an adverse impact on our short-term operating income and cash flows and may cause our operating results to be difficult to predict.

The majority of our subscription revenue in a quarter is derived from client agreements entered into in previous quarters. Significant selling activity in a quarter may result in little incremental recognized revenue and client cash receipts during that quarter, but results in the recognition of related commissions and sales and company bonuses due to immediate expense recognition. In addition, it takes several months to ramp up a professional services consultant to full productivity and, as a result, we generally must increase our professional services capacity ahead of the recognition of associated professional services revenue, which can result in lower margins in a period of significant hiring. The timing of revenue and expense recognition and associated cash flows may result in an adverse impact on our short-term operating income and cash flows and may also make it more difficult to accurately predict current quarter operating results. The resulting variations in our operating income, earnings per share, cash flows from operating activities and other financial metrics and non-financial metrics could harm the price of our common stock if they do not meet the expectations of the public market, securities analysts or investors.

Shifts over time in the mix of sizes or types of organizations that purchase our solutions or changes in the types of solutions purchased by our clients could negatively affect our operating results.

Our strategy is to sell our suite of cross-channel, interactive marketing SaaS solutions to organizations of all sizes. While we serve all of our clients from our single SaaS platform, our profit margins can vary depending on numerous factors, including the number of clients using our SaaS solutions, the complexity and frequency of their use, the level of utilization, the volume of messages sent, the amount of stored data and the level of professional services and support required by a client.

For example, because our professional services offerings typically have a higher cost of revenue than subscriptions to our SaaS solutions, any increase in sales of professional services would likely have an adverse effect on our overall gross profit margin and operating results. Enterprise organizations generally require more professional services compared to small businesses and medium-sized companies and, as a result, the overall margin for our enterprise engagements may be lower. We supplement our internal professional services team with third parties to provide professional services, and our goal is to expand these relationships over time. If we are unable to expand our network of third-party service providers, we will likely have to expand our internal team to meet the needs of our clients, which could increase our operating costs and result in lower gross margins. If the mix of organizations that purchase our solutions changes, or the mix of solution components purchased by our clients’ changes, our profit margins could decrease and our operating results could be adversely affected.

As the number of enterprise clients that we serve increases, we may encounter implementation challenges, and we may have to delay revenue recognition for some complex engagements, which would harm our business and operating results.

We may face unexpected challenges with some enterprise clients or more complicated implementations of our suite of cross-channel, interactive marketing SaaS solutions with such clients. In addition, prospective enterprise clients may require acceptance testing related to implementation of our SaaS solutions. Any difficulties or delays in the initial implementation could delay revenue recognition or cause clients to delay or forego future purchases of our solutions, in which case our business, operating results and financial condition would be adversely affected.

We rely on our management team and other key employees, and the loss of one or more key employees could harm our business.

Our success and future growth depend upon the continued services of our management team and other key employees, including in the areas of research and development, marketing, sales, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. We also are dependent on the continued service of our existing development professionals because of the complexity of our solutions. We may terminate any executive officer’s employment at any time, with or without cause, and any executive officer may resign at any time, with or without cause. We do not maintain key man life insurance on any of our employees. The loss of one or more of our key employees could harm our business.

Because competition for key employees is intense, we may not be able to attract and retain the highly-skilled employees we need to support our operations and future growth.

We compete with many other companies for executive officers, for software developers with high levels of experience in designing, developing and managing software, as well as for skilled sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be harmed.

We derive a significant portion of our revenue from clients in the retail and e-commerce, media and entertainment, travel and hospitality, financial services and insurance, technology, daily deal and flash-sale industries, and any downturn in these industries could harm our business.

A significant portion of our revenue is derived from clients in the retail and e-commerce, media and entertainment, travel and hospitality, financial services and insurance, technology, daily-deal and flash-sale industries. Any downturn in these industries may cause our clients to reduce their spending on interactive marketing solutions, delay or cancel interactive marketing projects or seek to terminate or renegotiate their contracts with us. Also, the increased pace of consolidation in any of these industries may result in reduced overall spending on our solutions.

Our sales cycle can be unpredictable, time-consuming and expensive, which could harm our business and operating results.

Our sales efforts involve educating prospective clients and our existing clients about the use, technical capabilities and benefits of our solutions. Some clients, particularly in the enterprise market, undertake a prolonged solution-evaluation process, which frequently involves not only our solutions but also those of our competitors. As we continue to pursue enterprise clients, we may face greater costs, longer sales cycles and less predictability in completing such sales. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. It is also difficult to predict the level and timing of sales that come from our indirect sales channel of marketing service providers since these resellers do not exclusively sell our solutions. Events affecting our clients’ businesses may occur during the sales cycle that could affect the size or timing of a purchase, contributing to more unpredictability in our business and operating results.

Uncertain or weakened global economic conditions may adversely affect our industry, business and results of operations.

Our overall performance depends on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. The U.S. economy and other key international economies have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of information technology spending and could adversely affect our clients’ ability or willingness to purchase our suite of cross-channel, interactive marketing SaaS solutions and services, delay prospective clients’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, any of which could adversely affect our operating results.

Any violation of our policies or misuse of our SaaS solutions by our clients could damage our reputation and subject us to liability.

Our clients could misuse our SaaS solutions, which could damage our reputation and subject us to claims for damages, copyright or trademark infringement, defamation, negligence or fraud. We rely on contractual representations made to us by our clients that their use of our SaaS solutions will comply with our policies and applicable law. Although we retain the right to review customer lists and emails to verify that clients are abiding by our policies, our clients are ultimately responsible for their compliance.

We cannot predict whether the use of our SaaS solutions would expose us to liability under applicable laws or subject us to other regulatory action. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending against such claims or our reputation may be damaged. If we are found liable in connection with our clients’ activities, we could be required to pay fines or penalties, redesign our SaaS solutions or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

Federal, state and foreign laws regulating email and text messaging marketing practices impose certain obligations on the senders of commercial emails and text messages, which could reduce the effectiveness of our solutions or increase our operating expenses to the extent these laws subject us to financial penalties.

The Federal Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) regulates commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act obligates each sender of commercial emails to allow recipients to opt-out of receiving future emails from the sender. In addition, the CAN-SPAM Act, regulations implemented by the Federal Communications Commission pursuant to the CAN-SPAM Act and the Telephone Consumer Protection Act (also known as the Federal Do-Not-Call law) prohibit companies from sending specified types of commercial text messages unless the recipient has opted in to the receipt of such text messages.

In addition, some states have passed laws regulating commercial email. In some cases, these laws are significantly more punitive and difficult to comply with than the CAN-SPAM Act. Furthermore, certain foreign jurisdictions, such as Australia, Canada and the European Union, have also enacted laws that regulate email. Some of these laws are more restrictive than U.S. laws. As Internet commerce continues to evolve and grow, increasing regulation by federal, state or foreign governments may become more likely. If such restrictions require us to change one or more aspects of the way we operate our business, it could impair our ability to attract and retain clients or otherwise harm our business.

Regulation of the Internet and the lack of certainty regarding the application of existing laws to the Internet could substantially harm our operating results and business.

We are subject to laws and regulations applicable to doing business over the Internet. Existing and future regulations on taxing Internet use or restricting the exchange of information over the Internet could result in reduced growth or a decline in the use of the Internet and could diminish the viability of our services. Furthermore, it is possible that governments of one or more countries may censor, limit or block certain users’ access to websites or other social media services. Changing industry standards and industry self-regulation regarding the collection, use and disclosure of certain data may have similar effects. Any such adverse legal or regulatory developments could substantially harm our operating results and our business.

If we are unable to protect our proprietary technology and intellectual property, our business could be adversely affected.

Our success is dependent upon our ability to protect our proprietary technology and intellectual property, which may require us to incur significant costs. We rely on a combination of confidentiality obligations in contracts, patents, copyrights, trademarks, service marks, trade secret laws and other contractual restrictions to establish and protect our proprietary rights. No assurance can be given that these agreements or other steps we take to protect our intellectual property will be effective in controlling access to and distribution of our solutions and our confidential and proprietary information. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information may increase.

Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting less-advanced or more-costly technologies into our solutions or harm our reputation. In addition, we may be required to license additional technology from third parties to develop and market new solutions, and we cannot assure you that we could license that technology on commercially reasonable terms or at all.

We cannot be certain that any patents will be issued with respect to our current or potential patent applications.

To date, we have nine patent applications pending in one or more jurisdictions and no issued patents. We do not know whether any of our patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent any of our applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. Some of our technology is not covered by any patent or patent application.

We have entered into a non-exclusive license that allows us to utilize methods covered by a business process patent held by a third party in providing our solutions, and our inability to maintain that license could have a material adverse effect on the functionality of our solutions, which would adversely affect our revenues and results of operations.

We have entered into a license agreement with Hula Holdings, LLC and Subscribermail, LLC (which was acquired by Harland Clarke Corp. in 2010) under which we have a non-exclusive license to use methods covered by a patent owned by Hula Holdings, LLC and licensed to Subscribermail, LLC for multi-level email methodology. The license will survive for the term of the patent, which will expire in 2021. If we were to lose the license for any reason, the functionality of our solutions may decline, which would have a material adverse effect on our revenue, financial condition and results of operations. Because the license is non-exclusive, our competitors may have access to this methodology.

We may be sued by third parties for alleged infringement of their proprietary rights.

Companies in our industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon the intellectual property rights of others. From time to time, we have received threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others, and we may be found to be infringing upon such rights.

Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions or require that we comply with other unfavorable terms. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

Indemnity provisions in our subscription agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

In our subscription agreements with our clients, we agree to indemnify our clients against any losses or costs incurred in connection with claims by a third party alleging that a client’s use of our services infringes the intellectual property rights of the third party. Companies in the software industry, including those that provide SaaS solutions, frequently face infringement threats from non-practicing organizations (sometimes referred to as “patent trolls”) filing lawsuits for patent infringement. Four of our clients have notified us of claims brought against them for infringement by such a patent troll and have requested indemnification or indicated that they may seek redress from us under the indemnification provisions of our contracts with them. Other clients facing infringement claims who are accused of infringement may in the future seek indemnification from us under the terms of our contracts. If such claims are successful, or if we are required to indemnify or defend our clients from these or other claims, these matters could be disruptive to our business and management and have a material adverse effect on our business, operating results and financial condition.

We use open source software in our solutions, which may subject us to litigation or other actions that could adversely affect our business.

We use open source software in our solutions and may use more open source software in the future. In the past, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. If we were to use open source software subject to such licenses, we could be required to release our proprietary source code, pay damages, re-engineer our applications, discontinue sales or take other remedial action, any of which could adversely affect our business.

Our inability to acquire and integrate other businesses, products or technologies could harm our operating results.

We may in the future acquire or invest in businesses, products or technologies that we believe could complement or expand our existing solutions, expand our client base and operations worldwide, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. We have limited experience in successfully acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations.

Additionally, in connection with any acquisitions we complete, we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions by issuing convertible debt or equity securities, the ownership interest of our existing stockholders may be diluted, which could adversely affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.

If we are unable to integrate our SaaS solutions with certain third-party applications, the functionality of our solutions could be adversely affected.

The functionality of our solutions depends on our ability to integrate them with third-party applications and data management systems used by our clients to obtain consumer data. In addition, we rely on access to third-party APIs to provide our social media channel offerings through social media platforms. Third-party providers of marketing applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in a manner adverse to us. Such changes could limit our ability to integrate or could prevent us from integrating our software with these third-party applications and platforms, which could impair the functionality of our software and harm our business. Further, if we fail to integrate our software with new third-party applications and platforms that our clients use for marketing purposes, or if we fail to adapt to the data transfer requirements of such third-party applications and platforms, demand for our solutions could decrease, which would harm our business and operating results.

The market forecasts included in this report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at similar rates, or at all.

The market forecasts included in this report, including the forecasts by Forrester and Gartner, Inc. (“Gartner”), are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. If the forecasts of market growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all.

We may not be able to utilize a significant portion of our net operating loss carry-forwards, which could adversely affect our operating results and cash flows.

Utilization of these net operating loss carry-forwards depends on many factors, including our future income, which cannot be assured. Our loss carry-forwards begin to expire in 2029. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carry-forwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Although we have undergone one or more ownership changes as a result of prior financings, we believe that any such change in ownership and the corresponding annual limitation likely will not prevent us from using our current net operating losses in any significant or material way. However, future ownership changes or future regulatory changes could limit our ability to utilize our net operating loss carry-forwards. To the extent we are not be able to offset our future income against our net operating loss carry-forwards, this would adversely affect our operating results and cash flows.

Tax laws or regulations could be enacted or existing laws could be applied to us or our clients, which could increase the costs of our solutions and adversely impact our business.

The application of federal, state, local and international tax laws to services and products provided electronically is evolving. The enactment of new income, sales, use or other tax laws, statutes, rules, regulations or ordinances on our services or products could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.

In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our clients to pay additional tax amounts, as well as require us or our clients to pay fines or penalties and interest for past amounts. If we are unsuccessful in collecting such taxes from our clients, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows.

As a public company, our business is subject to regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that increase both our costs and the risk of noncompliance with applicable laws.

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the New York Stock Exchange (“NYSE”). Being subject to these rules and regulations increases our legal, accounting and financial compliance costs, makes some activities more difficult, time-consuming and costly and may also place significant additional strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. This will require us to incur substantial accounting expense and expend significant management efforts. We have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies are found.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities.

There may be limitations on the effectiveness of our controls and the failure of our control systems may materially and adversely impact us.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected. Implementing any required changes to our disclosure controls or internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our controls. Failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. In the event that our disclosure controls or internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results which could cause our stock price to decline.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Financial accounting standards may change or their interpretation may change. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change becomes effective. Changes to existing rules or the re-examining of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of our solutions is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as the Financial Accounting Standards Board (the “FASB”) continues to consider applicable accounting standards in this area.

We may not be able to secure sufficient additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to pursue business opportunities or acquisitions or respond to challenges and unforeseen circumstances. We may also decide to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. The holders of an aggregate of shares of our common stock outstanding will have rights, subject to some conditions, to require us to include their shares in registration statements that we may file for ourselves or our stockholders. If these holders exercise such registration rights and requires us to include their shares in a registration statement that we propose to file, and the managing underwriter advises us that the inclusion of all shares requested by the holders would interfere with the successful marketing of the securities in such registration, the securities to be included in such registration are to be allocated to the holders first and the number of shares we propose to sell would be reduced.

Catastrophic events may disrupt our business.

We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of a tornado, earthquake, fire, cyber-attack, terrorist attack, power loss, telecommunications failure or other similar catastrophic event could cause system interruptions, delays in the delivery of our clients’ interactive marketing communications, reputational harm and loss of critical data or could prevent us from providing our interactive marketing solutions to our clients. Our system hardware is co-located in three data centers operated by third parties in Indianapolis, Indiana and Las Vegas, Nevada. A catastrophic event that results in the destruction or disruption of any of these data centers, or our network infrastructure or information technology systems, could affect our ability to conduct normal business operations and adversely affect our operating results.

Risks Related to the Ownership of Our Common Stock

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts only recently began covering us and may cease to do so. If securities or industry analysts cease to cover our company, the trading price of our stock could decline. A downgrade of our stock or the publication of inaccurate or unfavorable research about our business would likely cause our stock price to decline. If one or more of these analysts cease to cover our company or fail to publish reports about us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale.

The holders of an aggregate of shares of our common stock outstanding have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

We have a small public float relative to the total number of shares of our common stock that are issued and outstanding, and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers.

Upon completion of the release of the underwriters’ lockup from our IPO, currently expected to occur in mid to late September 2012, approximately 56.1 million shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions. Sales of substantial amounts of our common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our common stock to decline.

We may issue shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, and investments or otherwise. Any such issuance could result in ownership dilution to our existing stockholders and cause the trading price of our common stock to decline.

We have broad discretion over the use of the net proceeds from this offering and may not use them effectively.

Our management will have broad discretion to use the remaining net proceeds from our initial public offering for a variety of purposes, including, but not limited to, general corporate purposes, working capital, sales and marketing activities, general and administrative matters, capital expenditures and potential acquisitions. We may spend or invest these proceeds in a way with which our stockholders disagree. Failure by our management to effectively use these funds could harm our business and financial condition. Until the net proceeds are used, they may be placed in investments that do not yield a favorable return to our investors, do not produce significant income or lose value.

Delaware law and our amended and restated certificate of incorporation and bylaws contain provisions that could delay or discourage takeover attempts that our stockholders may consider favorable.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	our board of directors is divided into three classes serving staggered three-year terms;

•	our board of directors has the right to elect a director to fill a vacancy created by the expansion of the board of directors or due to the resignation or departure of an existing board member;

•	our directors are not elected by cumulative voting; cumulative voting would allow less than a majority of stockholders to elect director candidates;

•	advance notice of nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders meeting is required;

•	our board of directors may alter our bylaws without obtaining stockholder approval;

•

our board of directors may issue, without stockholder approval, up to shares of preferred stock with terms set by the board of directors, certain rights of which could be senior to those of our common stock;

•	stockholders do not have the right to call a special meeting of stockholders and to take action by written consent in lieu of a meeting;

•

approval of at least two thirds of the shares entitled to vote at an election of directors is required to amend or repeal, or adopt any provision inconsistent with, our amended and restated bylaws or the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors; and

•	directors may be removed from office only for cause.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”). In general, Section 203 prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for three years following the time that such stockholder becomes an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes, among other things, a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns, or did own, within three years prior to the determination of interested stockholder status, 15% or more of a corporation’s voting stock. These provisions may prohibit large stockholders, particularly those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and the DGCL could discourage potential takeover attempts, could reduce the price that investors are willing to pay for shares of our common stock in the future and could potentially result in the market price of our common stock being lower than it otherwise would be.

Our directors, executive officers and principal stockholders collectively own approximately 65% - 66% of our outstanding common stock and have substantial control over the company.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 65% - 66% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control our management and affairs.

Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of the company;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

During the three months ended March 31, 2012, we granted stock options to purchase an aggregate of 1,552,000 shares of common stock to our employees under our 2008 Stock Incentive Plan at exercise prices at $15.00 per share. During this period, we also issued 86,204 shares of common stock to employees pursuant to the exercise of stock options for aggregate exercise proceeds of approximately $0.5 million. And we issued 27,666 shares of our restricted common stock, with a value of $15.00 per share, to non-employee directors. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 or Section 4(2) of the Securities Act of 1933 and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

(b) Use of Proceeds from Public Offering of Common Stock

The Form S-1 registration statement (No. 333-178147), relating to our initial public offering, was declared effective by the SEC on March 21, 2012, and the offering commenced on March 22, 2012. We sold 9,775,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option, at an initial offering price of $19.00 per share. The net offering proceeds to us, after deducting underwriters’ discounts and the total expenses, were approximately $169.7 million. The managing underwriters were J.P. Morgan, Deutsche Bank Securities, Stifel Nicolaus Weisel, RBC Capital Markets, Pacific Crest Securities, Canaccord Genuity and Raymond James.

We expect to use the net proceeds for general corporate purposes, improved working capital, capital expenditures and potential acquisitions or investments in other businesses, products or technologies. We intend to invest the remaining proceeds in short term, interest-bearing, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Number	Document

4.2	Amended and Restated Certificate of Incorporation of the Registrant, effective upon the closing of the Registrant’s initial public offering (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1)

4.3	Amended and Restated Bylaws of the Registrant, effective upon the closing of the Registrant’s initial public offering (which is incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1)

10.1	Form of stock option agreement

10.2	Form of directors restricted stock agreement

10.3	Form of employee restricted stock agreement

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited); Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and 2011 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text. **

*	Furnished, not filed
**	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2012	By:	/s/ Scott D. Dorsey
Scott D. Dorsey Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2012	By:	/s/ Steven A. Collins
Steven A. Collins Chief Financial Officer (Principal Financial Officer)