Form 10-Q
period 2012-06-30
ExactTarget, Inc.
filed 2012-08-10
CIK 1420850

As filed with the Securities and Exchange Commission on August 10, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35461
_______________
ExactTarget, Inc.
(Exact name of registrant as specified in its charter)
_______________

Delaware	20-1367351
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

20 North Meridian Street, Suite 200 Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

(317) 423-3928
(Registrant’s telephone number, including area code)
_______________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated Filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 6, 2012 there were approximately 66,045,542 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXACTTARGET, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	As of June 30, 2012	As of December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$211,555	$60,705
Accounts receivable, net of allowances of $911 and $775 as of June 30, 2012 and December 31, 2011, respectively	42,132	43,380
Prepaid expenses and other current assets	13,254	11,186
Total current assets	266,941	115,271
Property and equipment, net	56,887	54,616
Goodwill	18,271	18,447
Other non-current assets	4,712	4,950
Total assets	$346,811	$193,284
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$5,695	$8,124
Accrued liabilities	12,098	10,725
Accrued compensation and related expenses	12,224	14,167
Current portion of long-term obligations and other	1,455	4,787
Deferred revenue	44,286	39,273
Total current liabilities	75,758	77,076
Long-term portion of debt	—	13,333
Other non-current liabilities	5,479	5,134
Total liabilities	$81,237	$95,543
Redeemable convertible preferred stock:
Series E, Series F, and Series G redeemable convertible preferred stock at respective redemption value. Authorized 4,912,646 shares; issued and outstanding no shares and 4,912,646 at June 30, 2012, and December 31, 2011, respectively;	$—	$63,000
Stockholders’ equity:
Common stock, $0.0005 par value. Authorized 300,000,000 shares; Issued and outstanding 66,038,276 and 9,042,346 shares at June 30, 2012 and December 31, 2011, respectively;	33	5
Additional paid in capital	420,377	17,031
Series A, Series B, and Series D preferred stock, at respective issuance date fair value. Authorized 10,000,000 and 18,554,573 shares at June 30, 2012 and December 31, 2011, respectively; issued and outstanding no shares and 18,554,573 at June 30, 2012 and December 31, 2011, respectively;	—	164,894
Accumulated other comprehensive loss	(1,413)	(1,051)
Accumulated deficit	(153,423)	(146,138)
Total stockholders' equity	265,574	34,741
Total liabilities and stockholders' equity	$346,811	$193,284

See accompanying notes to condensed consolidated financial statements.

EXACTTARGET, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Subscription	$55,103	$40,577	$106,250	$77,800
Professional services	14,215	8,259	27,125	15,062
Total revenue	69,318	48,836	133,375	92,862
Cost of revenue:
Subscription	12,720	9,325	25,430	18,001
Professional services	11,088	7,293	22,219	13,283
Total cost of revenues	23,808	16,618	47,649	31,284
Gross profit	45,510	32,218	85,726	61,578
Operating expenses:
Sales and marketing	27,365	22,262	52,580	42,587
Research and development	11,673	9,954	22,833	18,391
General and administrative	8,976	5,624	17,246	11,181
Total operating expenses	48,014	37,840	92,659	72,159
Operating loss	(2,504)	(5,622)	(6,933)	(10,581)
Other expense, net	(98)	(341)	(352)	(589)
Loss before taxes	(2,602)	(5,963)	(7,285)	(11,170)
Income tax benefit	—	(2,257)	—	(4,202)
Net loss	$(2,602)	$(3,706)	$(7,285)	$(6,968)

Other comprehensive loss:
Foreign currency translation adjustment	(620)	172	(362)	262
Comprehensive loss	$(3,222)	$(3,534)	$(7,647)	$(6,706)

Net loss per common share - basic and diluted	$(0.04)	$(0.43)	$(0.18)	$(0.81)
Weighted average number of common shares outstanding - basic and diluted	65,958,805	8,663,657	40,345,884	8,612,684

See accompanying notes to condensed consolidated financial statements.

EXACTTARGET, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,285)	$(6,968)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,499	7,601
Lease incentives received from lessor	134	273
Provision for doubtful accounts	1,233	738
Stock-based compensation	4,953	3,012
Change in deferred taxes	—	(4,203)
Other	38	72
Changes in operating assets and liabilities:
Accounts receivable, net	146	(884)
Prepaid expenses and other assets	(2,550)	(2,174)
Accounts payable and accrued liabilities	(1,753)	2,155
Accrued compensation and related expenses	(1,930)	400
Deferred revenue	4,470	(600)
Net cash provided by (used in) operating activities	7,955	(578)

Cash flows from investing activities:
Business combination	(806)	—
Purchases of property and equipment	(9,119)	(13,744)
Net cash used in investing activities	(9,925)	(13,744)

Cash flows from financing activities:
Repayments on capital leases	(388)	(325)
Net payments on term loan and revolving line of credit	(16,667)	(1,666)
Proceeds from issuance of common stock from option exercises	820	71
Payments of contingent consideration	(456)	(1,394)
Proceeds from issuance of preferred stock, net of issuance costs	—	29,962
Proceeds from issuance of common stock, net of issuance costs	169,709	—
Net cash provided by financing activities	153,018	26,648
Effect of exchange rate changes on cash and cash equivalents	(198)	201
Increase in cash and cash equivalents	150,850	12,527
Cash and cash equivalents, beginning of the period	60,705	22,804
Cash and cash equivalents, end of the period	$211,555	$35,331

Supplemental Disclosures:
Net cash paid for interest	$288	$208
Supplemental disclosure of noncash investing activities:
Change in payables for purchases of property and equipment	$2,698	$900
Capital lease obligation entered into for property and equipment	$383	$376
See accompanying notes to condensed consolidated financial statements.

EXACTTARGET, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands except share data or stated otherwise)
(1) Summary of Significant Accounting Policies
(a) Description of Business
ExactTarget, Inc. (“ExactTarget” or the “Company”), is a leading global provider of cross-channel interactive marketing software-as-a-service solutions that empower organizations of all sizes to communicate with their customers through email, mobile, social media and websites. ExactTarget’s powerful suite of integrated applications enable marketers to plan, automate, deliver and optimize data-driven interactive marketing and real-time communications to drive customer engagement, increase sales and improve return on marketing investment. The Company is headquartered in Indianapolis, Indiana with offices across North America and in Europe, South America and Australia.
(b) Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the 2011 consolidated financial statements included in the Company’s registration statement on Form S-1 filed with the SEC in March 2012.
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
Revenue by geographic region, based on the billing address of the clients, was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$56,816	$42,935	$109,953	$82,462
International	12,502	5,901	23,422	10,400
Total revenue	$69,318	$48,836	$133,375	$92,862
Percentage of revenue generated outside the United States	18%	12%	18%	11%
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
(f) Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period in accordance with FASB ASC Topic 260, Earnings per Share. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding and any dilutive potential common equivalents for the period.
The numbers of preferred stock, stock options and restricted stock awards that could potentially dilute loss per basic share in the future, but have not been included in the computation of loss per diluted share because to do so would have been anti-dilutive, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Anti-dilutive shares	5,541,443	47,722,931	27,387,230	45,185,724
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
(2) Property and Equipment
Property and equipment, including assets held under capital leases, are summarized as follows as of June 30, 2012 and December 31, 2011. Construction in progress represents costs associated with new equipment, office leasehold improvements, and software not yet placed in service as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012	As of December 31, 2011	Estimated Useful
			Life (in Years)
Furniture and equipment	$58,787	$55,581	2	-	7
Software	27,038	23,217	5
Leasehold improvements	11,526	10,881	*
Construction in progress	4,488	1,508
Total property and equipment	$101,839	91,187
Less accumulated depreciation and amortization	(44,952)	(36,571)
Total property and equipment, net	$56,887	$54,616
* Shorter of lease term or estimated useful life
Depreciation and amortization of property and equipment were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Depreciation and amortization of property and equipment	$4,978	$3,650	$9,873	$7,041

(3) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

			Economic
	As of June 30, 2012	As of December 31, 2011	Useful Life
			Indefinite
Goodwill	$18,271	$18,447

Customer lists	2,423	2,501	4	-	5
Software technology	1,200	1,200	4
Noncompete agreements	1,007	1,673	2	-	3
Total gross intangible assets	4,630	5,374
Less accumulated amortization	(2,065)	(2,088)
Net intangible assets	$2,565	$3,286
The estimated future amortization expense related to intangible assets as of June 30, 2012, is as follows:

Amortization
Expense
2012	$527
2013	963
2014	590
2015	338
2016	147
Thereafter	—
Total amortization expense	$2,565
Amortization of intangible assets was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization of intangible assets	$306	$284	$626	$560

(4) Acquisitions
mPath Global Pty Ltd.
In August 2010, the Company acquired certain assets and liabilities of mPath for $2.0 million. During the six month period ended June 30, 2012, the Company paid the $0.5 million estimated fair value of contingent consideration due as agreed upon in the original acquisition purchase price.

Frontier Technologia, Ltda.
In August 2011, the Company acquired all outstanding shares of Frontier for $5.4 million in stock and cash consideration, net of cash acquired. During the six month period ended June 30, 2012, the Company paid the $0.8 million escrow due as agreed upon in the original acquisition purchase price.

(5) Notes Payable
In February 2012, the Company entered into a fourth loan modification agreement that modified the Company’s existing Loan and Security Agreement. The fourth loan modification set forth the criteria under the financial covenants for 2012.
During the six month period ended June 30, 2012, the Company made payments of $10.0 million and $6.7 million on its bank term loan and revolving line of credit, respectively, under the Loan and Security Agreement.

In April 2012, the Company terminated its Loan and Security Agreement, pursuant to which the Company had received a $10.0 million bank term loan and a $20.0 million revolving line of credit.

(6) Income Taxes – Valuation Allowance
The Company evaluates whether it will realize the benefits of its net deferred tax assets and establishes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount considered more likely than not to be recognized. Deferred tax assets arise as a result of tax loss carry-forwards and various differences between the book basis and the tax basis of such assets. As of September 30, 2011, the Company determined that it was no longer more likely than not that deferred tax assets will be recognized due to continued planned business investment and, as a result, recorded a valuation allowance for the full value of its deferred tax assets as of September 30, 2011. During the three and six month periods ended June 30, 2012, the valuation allowance increased by $1.2 million and $3.0 million, respectively, to $22.2 million , due to additional losses incurred since December 31, 2011.

(7) Initial Public Offering
In March 2012, the Company completed the sale of 9,775,000 shares of common stock, including the underwriters’ exercise of an over-allotment option, at a price of $19.00 per share. A total of $185.7 million in gross proceeds was raised in the initial public offering. After deducting the underwriting discount of $13.0 million and offering expenses of $3.0 million, net proceeds were $169.7 million.
Upon the closing of the Company’s initial public offering, the 23,467,219 shares of the Company's outstanding convertible preferred stock converted, on a two-for-one basis, into 46,934,438 shares of common stock.

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

As of June 30, 2012, the Company was authorized to issue 300,000,000 shares of common stock with par value of $0.0005 per share and 10,000,000 shares of preferred stock with par value of $0.001 per share.

(9) Equity Plan Activity
The following table sets forth the total stock-based compensation expense resulting from stock awards included in the Company’s Statements of Operations in accordance with FASB ASC Topic 718:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue - subscription	$107	$89	$205	$167
Cost of revenue - professional services	244	174	467	326
Sales and marketing	836	548	1,548	1,000
Research and development	406	372	780	673
General and administrative	1,182	506	1,953	846
Total stock-based compensation	$2,775	$1,689	$4,953	$3,012

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012			2011	2012			2011
Expected volatility	54.88%	-	55.29%	54.99%	54.88%	-	55.54%	54.99%	-	57.64%
Risk free interest rate	0.85%	-	0.92%	1.85%	0.85%	-	0.92%	1.85%	-	2.12%
Expected dividend yield	—			—	—			—
Expected option term (in years)	6.25			6.25	6.25			6.25
Weighted averaged grant date fair value of options granted	$12.55			$4.13	$8.15			$4.23
The Company believes the historical volatility of a peer group of companies is representative of future stock price trends. Therefore, expected volatility is based on historical volatility of the publicly traded stock of a peer group of companies analyzed by the Company over the expected term of the options. The risk-free interest rate for periods within the contractual life of the Company’s stock options is based on the U.S. Treasury yield curve in effect at the time of grant for time periods similar to the expected term of the award. The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. The estimated forfeiture rate applied is based on historical forfeiture rates. The expected option term is based on the average of the vesting term and the 10-year contractual lives of all options awarded.
A summary of the Company’s stock option activity under the Plan and related information is as follows:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual	Aggregate
	Shares	price	life	intrinsic value
Outstanding:
Balance at December 31, 2011	11,323,492	$5.2309	7.37	$54,003
Granted	1,644,250	15.5078
Exercised	(225,214)	3.6482
Forfeited	(334,700)	6.4176
Balance at June 30, 2012	12,407,828	$6.5893	7.24	$189,676

Exercisable at December 31, 2011	5,965,438	$3.8320	6.20	$36,795
Exercisable at June 30, 2012	7,049,945	$4.3123	6.12	$123,710
The aggregate intrinsic value represents the total pretax intrinsic value, based on a stock price of $21.86 and $10.00 per share at June 30, 2012 and December 31, 2011, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Intrinsic value of options exercised	$2,670	$5	$3,285	$288

During the six month period ended June 30, 2012, the Company granted 44,964 shares of restricted stock to nonemployee directors with a weighted average fair value of $18.24 per share, which will vest in January 2013. There were 86,930 and 145,875 shares of unvested restricted stock outstanding at June 30, 2012 and 2011, respectively.

As of June 30, 2012 and 2011, $25.3 million and $18.1 million, respectively, of total unrecognized stock-based compensation expense related to non-vested shares is expected to be recognized over the respective vesting terms of each award through 2016. The weighted average expected term of the unrecognized stock-based compensation expense is 2.7 and 2.9 years for the periods ended June 30, 2012 and 2011, respectively.

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
The Company is not currently, nor has it been in the past, subject to any material legal proceedings. From time to time, however, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.
In the Company’s subscription agreements with its clients, it agrees to indemnify its clients against any losses or costs incurred in connection with claims by a third party alleging that a client’s use of its services infringes the intellectual property rights of the third party. Based on historical information and other available information as of June 30, 2012, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2011 included in the Company’s registration statement on Form S-1. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the U.S. Securities and Exchange Commission ("SEC") on March 22, 2012. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
We are a leading global provider of cross-channel, interactive marketing software-as-a-service ("SaaS") solutions that empower organizations of all sizes to communicate with their customers through the interactive channels they use most — email, mobile, social media and websites. Our solutions provide marketers with a broad and powerful suite of integrated applications to plan, automate, deliver and optimize data driven interactive marketing campaigns and real-time communications to drive customer engagement, increase sales and improve their return on marketing investment. Our direct client base consists of organizations ranging from large businesses, or "enterprises", to small businesses in numerous industries, including retail and e-commerce, media and entertainment, travel and hospitality, financial services and insurance, technology, daily-deal and flash-sale and marketing service providers. Our diverse direct client base includes marketing service providers that extend our global sales distribution by reselling our solutions to several thousand additional organizations.

We provide our solutions primarily through annual and multi-year subscriptions based on the volume of contracted utilization, level of functionality, number of interactive marketing channels, number of users and level of customer support. Clients are charged additional usage-based fees for utilization above the contracted level. Our subscription-based model and track record of long-term client relationships have allowed us to achieve annual dollar-based subscription revenue renewal rates of over 100% for the six month periods ended June 30, 2012 and 2011.

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

We face a number of risks in the execution of our strategy, including our potential failure to manage our domestic and international growth effectively, inability to attract new clients and retain existing clients, inability to achieve and sustain profitability and the overall impact of uncertain economic conditions. Due to the size and expected growth of the market opportunity, we recognize that we may face increased competition from established vendors and potential new entrants in our markets. We believe the expansion of our suite of cross-channel, interactive marketing SaaS solutions have been important in winning new clients and expanding relationships with our existing client base. While email continues to be the primary interactive marketing channel for our clients and represents a substantial majority of our total revenue, revenue from our mobile, social media and websites solutions is growing rapidly.

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

We have established a direct presence in international markets through acquisitions of resellers in the United Kingdom, Australia and Brazil, and have made subsequent investments in each of these operations. In August 2009, we acquired a reseller in the United Kingdom, allowing us to directly support clients in Europe, including many of our U.S.-headquartered clients doing business in the region. In August 2010, we acquired an Australian reseller to extend our ability to support multinational clients in the Asia-Pacific region. In August 2011, we acquired a reseller in Sao Paulo, Brazil, to support clients in Latin America and to expand our sales in the region. And most recently, in the first quarter of 2012, we established a direct presence in Germany by opening a sales and professional services office in Munich. We intend to continue to expand our direct and indirect sales channels, expand our global reach, extend our suite of cross-channel, interactive marketing SaaS solutions and increase revenue from new and existing clients.

Key Metrics
We use the following key metrics to evaluate and manage our business.

Recurring Subscription Revenue. As a SaaS provider, we monitor recurring subscription revenue to measure our success in executing our strategy to increase the adoption of our SaaS solutions and expand our recurring revenue streams attributable to these solutions. We expect our recurring subscription revenue to remain the most significant portion of our total revenue although its percentage of total revenue may vary from period to period due to a number of factors, including the amount of revenue recognized from utilization above the contracted level and the timing of recognition of professional services revenue. We define recurring subscription revenue as the total amount of contractually-committed subscription revenue under each of our client agreements, which excludes revenue related to utilization above the contracted level. Recurring subscription revenue was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
Recurring subscription revenue	$53,934	$38,283	$104,129	$72,450
Percentage of subscription revenue	98%	94%	98%	93%

Subscription Revenue Renewal Rate. Our ability to retain our clients and expand their use of our suite of cross-channel, interactive marketing SaaS solutions over time is an indicator of the stability of our revenue base and the long-term value of our client relationships. We assess our performance in this area using a metric we refer to as subscription revenue renewal rate. This metric is calculated by dividing (a) total subscription revenue (including revenue related to messaging utilization above clients’ contracted levels) in the current period from those clients who were clients during the prior year period, including additional sales to those clients, by (b) total subscription revenue (including revenue related to messaging utilization above our clients’ contracted levels) from all clients in the prior year period. This metric is calculated on a quarterly basis and, for periods longer than one quarter, we use an average of the quarterly metrics. For each of the six month periods ended June 30, 2012 and 2011 our subscription revenue renewal rate was greater than 100%.

Adjusted EBITDA. We monitor Adjusted EBITDA because we believe this measure provides important supplemental information regarding our operating performance and is often used by investors and analysts in their evaluation of companies such as ours. In addition, we use Adjusted EBITDA as a measurement of our operating performance because it assists us in comparing our operating performance on a consistent basis by removing the impact of certain non-cash and non-operating items. We calculate Adjusted EBITDA as net income (loss) before (i) other (income) expense, which includes interest income, interest expense and other income and expense, (ii) income tax expense (benefit), (iii) depreciation and amortization of property and equipment, (iv) amortization of intangible assets and (v) stock-based compensation. This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Adjusted EBITDA reflects an additional way of viewing aspects of our operations that we believe, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provides a more complete understanding of factors and trends affecting our business. Adjusted EBITDA was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Adjusted EBITDA	$5,555	$1	$8,519	$32

For reconciliation of Net Loss to Adjusted EBITDA, see “Results of Operations.”

Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our suite of cross-channel, interactive marketing SaaS solutions and the delivery of professional services. More than 80% of our revenue for the three and six month periods ended June 30, 2012 and 2011 was derived from our enterprise, medium-sized and small business clients, with the balance attributable to marketing service providers that resell our solutions to thousands of their customers. We serve a wide range of clients across many industries and sizes, and our revenue is not concentrated within any single client or small group of clients. For the three and six month periods ended June 30, 2012 and 2011, no single client represented more than 5% of our revenue, and our largest ten clients accounted for less than 20% of our revenue in the aggregate.

Clients are typically invoiced in advance on an annual, quarterly or monthly basis, with payment due upon receipt of the invoice within agreed upon terms. Invoiced amounts are reflected on the balance sheet as accounts receivable or as cash when collected and as deferred revenue until earned and recognized as revenue ratably over the performance period. Accordingly, deferred revenue represents the amount billed to clients that has not yet been earned or recognized as revenue, pursuant to agreements entered into in current and prior periods, and does not reflect that portion of a contract to be invoiced to clients on a periodic basis for which payment is not yet due. In recent periods, more of our clients have requested quarterly or monthly instead of annual billing terms. As a result, we believe that the proportion of aggregate contract value reflected on the balance sheet as deferred revenue may continue to decrease if this trend continues.

Subscription Revenue. Our subscriptions are based on volume of contracted utilization, level of functionality, number of interactive marketing channels, number of users and the level of customer support. Utilization levels are based on the volume of email messages, short message service (“SMS”) messages, website impressions and other activities. If clients exceed the specified volume of utilization, additional fees are billed for the excess volume, generally at rates equal to or greater than the contracted minimum per-utilization fee, and are included in subscription revenue. If clients use less than the minimum contracted utilization, no rollover credit or refunds are given. Subscription agreements with our clients typically are not cancellable for a minimum period, generally at least one year but ranging up to three years. Our subscription revenue as a percentage of our total revenue was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Subscription revenue	79%	83%	80%	84%

We recognize the aggregate minimum subscription fee ratably on a straight-line basis over the subscription term, provided that: (i) an enforceable contract has been signed by both parties, (ii) access to our SaaS solutions has been granted to the client, (iii) the fee for the subscription is fixed or determinable and (iv) collection is reasonably assured. Revenue from utilization above the contracted level is recognized in the period in which the utilization occurs. As a result of new client additions and expansion of our overall client base, we believe revenue attributable to utilization above the contracted level may grow in absolute dollars.

Professional Services Revenue. Professional services revenue consists primarily of fees associated with training, implementation, integration, deliverability, campaign services and strategic consulting. Our professional services are not required for clients to utilize our suite of cross-channel, interactive marketing SaaS solutions. Depending upon the nature of the engagement, we may provide professional services over the term of the SaaS subscription or in connection with discrete projects. Revenue for our professional services engagements is recognized proportionally over the period of performance and is typically contracted on a fixed-fee basis. Our professional services revenue as a percentage of our total revenue was as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Professional services revenue	21%	17%	20%	16%
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

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing activities other than operating leases for office space and computer equipment. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.

Results of Operations
The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:	(in thousands)		(in thousands)
Subscription (1)	$55,103	$40,577	$106,250	$77,800
Professional services	14,215	8,259	27,125	15,062
Total revenue	69,318	48,836	133,375	92,862
Cost of revenue:
Subscription (2,3)	12,720	9,325	25,430	18,001
Professional services (2)	11,088	7,293	22,219	13,283
Total cost of revenues	23,808	16,618	47,649	31,284
Gross profit	45,510	32,218	85,726	61,578
Operating expenses:
Sales and marketing (2,3)	27,365	22,262	52,580	42,587
Research and development (2)	11,673	9,954	22,833	18,391
General and administrative (2,3)	8,976	5,624	17,246	11,181
Total operating expenses	48,014	37,840	92,659	72,159
Operating loss	(2,504)	(5,622)	(6,933)	(10,581)
Other expense, net	(98)	(341)	(352)	(589)
Loss before taxes	(2,602)	(5,963)	(7,285)	(11,170)
Income tax benefit	—	(2,257)	—	(4,202)
Net loss	$(2,602)	$(3,706)	$(7,285)	$(6,968)
Other comprehensive loss:
Foreign currency translation adjustment	(620)	172	(362)	262
Comprehensive loss	$(3,222)	$(3,534)	$(7,647)	$(6,706)

Adjusted EBITDA (4)	$5,555	$1	$8,519	$32

(1) Subscription revenue includes fees for utilization above the contracted level as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
Revenue from utilization above the contracted level	$1,169	$2,294	$2,121	$5,350
Percentage of subscription revenue	2%	6%	2%	7%
Percentage of total revenue	2%	5%	2%	6%

(2) Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of revenue - subscription	$107	$89	$205	$167
Cost of revenue - professional services	244	174	467	326
Sales and marketing	836	548	1,548	1,000
Research and development	406	372	780	673
General and administrative	1,182	506	1,953	846
Total stock-based compensation	$2,775	$1,689	$4,953	$3,012

(3) Total cost of revenue and operating expenses include the following amounts related to amortization of intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2012
	(in thousands)		(in thousands)
Cost of revenue - subscription	$75	$75	$150	$150
Sales and marketing	128	73	264	144
General and administrative	103	136	212	266
Total amortization of intangible assets	$306	$284	$626	$560

(4) The following table sets forth the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net loss	$(2,602)	$(3,706)	$(7,285)	$(6,968)
Stock-based compensation	2,775	1,689	4,953	3,012
Amortization of intangible assets	306	284	626	560
Adjusted net (loss) / income	479	(1,733)	(1,706)	(3,396)

Income tax benefit	—	(2,257)	—	(4,202)
Depreciation and amortization of property and equipment	4,978	3,650	9,873	7,041
Other expense, net	98	341	352	589
Adjusted EBITDA	$5,555	$1	$8,519	$32

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Subscription	79%	83%	80%	84%
Professional services	21%	17%	20%	16%
Total revenue (1)	100%	100%	100%	100%
Cost of revenue:
Subscription	18%	19%	19%	19%
Professional services	16%	15%	17%	14%
Total cost of revenues (1)	34%	34%	36%	34%
Gross profit	66%	66%	64%	66%
Operating expenses:
Sales and marketing	39%	46%	39%	46%
Research and development	17%	20%	17%	20%
General and administrative	13%	12%	13%	12%
Total operating expenses (1)	69%	77%	69%	78%
Operating loss (1)	(4)%	(12)%	(5)%	(11)%
Other expense, net	—%	(1)%	—%	(1)%
Loss before taxes (1)	(4)%	(12)%	(5)%	(12)%
Income tax benefit	—%	(5)%	—%	(5)%
Net loss (1)	(4)%	(8)%	(5)%	(8)%
Other comprehensive loss:
Foreign currency translation adjustment	(1)%	—%	—%	—%
Comprehensive loss (1)	(5)%	(7)%	(6)%	(7)%

(1) Due to rounding, totals may not equal the sum of the line items in the table.

Three Months Ended June 30, 2012 and 2011

Revenue

	Three Months Ended June 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Subscription revenue	$55,103	$40,577	36%
Professional services revenue	14,215	8,259	72%
Total revenue	$69,318	$48,836	42%

The $14.5 million of growth in subscription revenue was attributable to an increase in revenue from new direct clients and the full period impact of recognition of revenue from new clients added during the prior period. A larger base of renewal clients was partly driven by growth in our international operations, which benefited from increased sales and marketing investments in the United Kingdom, Australia and Brazil. Subscription revenue recognized from international clients increased by $5.2 million, or 106%, to $10.1 million in 2012 from $4.9 million in 2011. Revenue from utilization above the contracted level decreased to $1.2 million in 2012 from $2.3 million in 2011 due to more renewal clients renewing at higher contracted utilization volumes.

The $6.0 million of growth in professional services revenue was attributable to an increased number of enterprise and medium-sized clients with complex interactive marketing programs utilizing our professional services, and the acceleration of new direct client additions utilizing implementation, integration and other services. Growth in our international operations increased professional services revenue by $1.4 million or 135%.

Cost of Revenue

	Three Months Ended June 30,
		% of		% of
	2012	Cost of	2011	Cost of	%
	Amount	Revenue	Amount	Revenue	Change
	(in thousands, except percentages)
Cost of subscription revenue	$12,720	53%	$9,325	56%	36%
Cost of professional services revenue	11,088	47%	7,293	44%	52%
Total cost of revenue	$23,808	100%	$16,618	100%	43%

The $3.4 million increase in cost of subscription revenue was due in part to a $1.6 million increase in employee-related costs to support our international growth and expansion of our customer support and software operations team to support our larger base of clients. Cost of subscription revenue also increased due to a $1.0 million increase in depreciation and amortization costs related to equipment and software in our data centers, and a $0.7 million increase in operating costs related to enhancing and expanding our infrastructure.

The $3.8 million increase in cost of professional services revenue was primarily due to a $2.5 million increase in employee-related costs to support higher professional services revenue. Cost of professional services revenue also increased due to a $1.0 million increase in payments to third-party professional services consultants and a $0.4 million increase related to travel and meeting expenses due to the increase in professional services personnel to support our larger base of clients and international expansion.

Gross Profit

	Three Months Ended June 30,
		% of		% of
	2012	Associated	2011	Associated	%
	Amount	Revenue	Amount	Revenue	Change
	(in thousands, except percentages)
Subscription revenue gross profit	$42,383	77%	$31,252	77%	36%
Professional services revenue gross profit	3,127	22%	966	12%	224%
Total gross profit	$45,510	66%	$32,218	66%	41%

Our subscription revenue gross profit increased $11.1 million and remained consistent as a percentage of associated revenue. The increase in the dollar amount of gross profit is attributable to the growth in the number of clients and our ability to grow revenues while controlling costs as a percentage of revenues.
The $2.2 million increase in professional services revenue gross profit was due in part to the growth in the number of clients using our professional services as well as the prior year adoption of a new accounting standard for revenue recognition of multiple deliverable arrangements on a prospective basis. The accounting standard specifically impacts timing of revenue recognized for professional services contracts. Revenue from professional services is now recognized using a proportional performance model based on services performed. For contracts entered into prior to January 1, 2011, professional services revenue was recognized ratably over the subscription term. This prospective accounting change, along with increased revenue in U.S. and international locations and the benefits of leveraging the prior year investment made in our professional services headcount, resulted in a 224% increase in professional services gross profit.

Sales and Marketing Expenses

	Three Months Ended June 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Sales and marketing	$27,365	$22,262	23%
Percentage of total revenue	39%	46%

The $5.1 million increase in sales and marketing expenses was primarily due to a $3.3 million increase in employee-related costs and a $0.4 million increase in sales commissions and bonuses as a result of increased sales and performance that exceeded our revenue targets. It also reflects an increase in travel and meeting expenses of $0.9 million and an increase in marketing program and event expenses of $0.5 million. Our sales and marketing headcount increased as we continued to invest in expanding our domestic and international presence. As a percentage of total revenue, sales and marketing expenses decreased 7 percentage points due to revenue growing at a faster rate than expenses during the period.

Research and Development Expenses

	Three Months Ended June 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Research and development	$11,673	$9,954	17%
Percentage of total revenue	17%	20%

The $1.7 million increase in research and development expenses was primarily due to a $1.0 million increase in employee-related costs and an increase of $0.7 million in software support costs. Our research and development spending increased as we accelerated the development of our suite of cross-channel, interactive marketing SaaS solutions. As a percentage of total revenue, research and development expenses decreased 3 percentage points due to revenue growing at a faster rate than expenses during the period.

General and Administrative Expenses

	Three Months Ended June 30,		%
	2012	2011	Change
	(in thousands, except percentages)
General and administrative	$8,976	$5,624	60%
Percentage of total revenue	13%	12%

The $3.4 million increase in general and administrative expenses was primarily due to a $1.8 million increase in employee-related costs, including incentive compensation, in finance and accounting, legal, human resources, talent acquisition and internal information technology support to support our growth. Expenses incurred for third party accounting, information technology, insurance and consulting related fees also increased $1.4 million as the scope of such work grew in connection with our growth and the costs of becoming a publicly traded company. As a percentage of total revenue, general and administrative expenses increased 1 percentage point due to increased expenses primarily as a result of becoming a publicly traded company.

Other Expense, Net

	Three Months Ended June 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Other expense, net	$(98)	$(341)	(71)%

Other expense consists primarily of interest income and expense and foreign exchange gains and losses. The decrease of $0.2 million is due to less interest expense incurred as a result of terminating our term loan and revolving line of credit in April 2012.

Income Tax Benefit

	Three Months Ended June 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Income tax benefit	$—	$(2,257)	(100)%

Income tax benefit of no amount in 2012 compared to $(2.3) million in 2011 is due to our determination in September of 2011 that it was no longer more likely than not that our deferred tax assets would be realized due to continued planned business investment. In making such determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. Accordingly, we established a full valuation allowance against the net deferred tax assets in the third quarter of 2011.

Six Months Ended June 30, 2012 and 2011

Revenue

	Six Months Ended June 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Subscription revenue	$106,250	$77,800	37%
Professional services revenue	27,125	15,062	80%
Total revenue	$133,375	$92,862	44%

The $28.5 million of growth in subscription revenue was attributable to an increase in revenue from new direct clients and the full period impact of recognition of revenue from new clients added during the prior period. A larger base of renewal clients was partly driven by growth in our international operations, which benefited from increased sales and marketing investments in the United Kingdom, Australia and Brazil. Subscription revenue recognized from international clients increased by $9.9 million, or 116%, to $18.4 million in 2012 from $8.5 million in 2011. Revenue from utilization above the contracted level decreased to $2.1 million in 2012 from $5.4 million in 2011 due to more renewal clients renewing at higher contracted utilization volumes.

The $12.1 million of growth in professional services revenue was attributable to an increased number of enterprise and medium-sized clients with complex interactive marketing programs utilizing our professional services, and the acceleration of new direct client additions utilizing implementation, integration and other services. Growth in our international operations increased professional services revenue by $3.1 million or 165%.

Cost of Revenue

	Six Months Ended June 30,
		% of		% of
	2012	Cost of	2011	Cost of	%
	Amount	Revenue	Amount	Revenue	Change
	(in thousands, except percentages)
Cost of subscription revenue	$25,430	53%	$18,001	58%	41%
Cost of professional services revenue	22,219	47%	13,283	42%	67%
Total cost of revenue	$47,649	100%	$31,284	100%	52%

The $7.4 million increase in cost of subscription revenue was due in part to a $3.0 million increase in employee-related costs, primarily in our customer support and software operations team to support our larger base of clients and our international expansion. Cost of subscription revenue also increased due to a $2.5 million increase in depreciation and amortization costs related to equipment and software in our data centers, a $1.2 million increase in operating costs related to enhancing and expanding our infrastructure and a $0.6 million increase in purchases of third-party partner applications and products for resale to our clients.

The $8.9 million increase in cost of professional services revenue was primarily due to a $4.7 million increase in employee-related costs to support higher professional services revenue. Cost of professional services revenue also increased due to a $2.4 million increase in payments to third-party professional services consultants and a $1.1 million increase related to travel and meeting expenses due to the increase in professional services personnel to support our larger base of clients and international expansion.

Gross Profit

	Six Months Ended June 30,
		% of		% of
	2012	Associated	2011	Associated	%
	Amount	Revenue	Amount	Revenue	Change
	(in thousands, except percentages)
Subscription revenue gross profit	$80,820	76%	$59,799	77%	35%
Professional services revenue gross profit	4,906	18%	1,779	12%	176%
Total gross profit	$85,726	64%	$61,578	66%	39%

Our subscription revenue gross profit increased $21.0 million in absolute dollars and decreased less than 1 percentage point as a percentage of associated revenue. The increase in the dollar amount of gross profit is attributable to the growth in the number of clients and our ability to grow revenues while controlling costs as a percentage of revenue.

The $3.1 million increase in professional services revenue gross profit was due in part to the growth in the number of clients using our professional services as well as the prior year adoption of a new accounting standard for revenue recognition of multiple deliverable arrangements on a prospective basis. The accounting standard specifically impacts timing of revenue recognized for professional services contracts. Revenue from professional services is now recognized using a proportional performance model based on services performed. For contracts entered into prior to January 1, 2011, professional services revenue was recognized ratably over the subscription term. This prospective accounting change, along with increased revenue in U.S. and international locations and leveraging the prior year investment made in our professional services headcount, resulted in a 176% increase in professional services gross profit.

Sales and Marketing Expenses

	Six Months Ended June 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Sales and marketing	$52,580	$42,587	23%
Percentage of total revenue	39%	46%

The $10.0 million increase in sales and marketing expenses was primarily due to a $6.2 million increase in employee-related costs and a $0.8 million increase in sales commissions and bonuses as a result of increased revenue and performance that exceeded our sales targets. It also reflects an increase in travel and meeting expenses of $1.5 million and an increase in marketing program and event expenses of $0.8 million. Our sales and marketing headcount increased as we continued to invest in expanding our domestic and international presence. As a percentage of total revenue, sales and marketing expenses decreased 7 percentage points due to revenue growing at a faster rate than expenses during the period.

Research and Development Expenses

	Six Months Ended June 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Research and development	$22,833	$18,391	24%
Percentage of total revenue	17%	20%

The $4.4 million increase in research and development expenses was primarily due to a $1.8 million increase in employee-related costs, a $1.5 million increase in third-party development contractor resources and an increase of $1.2 million in software support costs. Our research and development spending increased as we accelerated the development of our suite of cross-channel, interactive marketing SaaS solutions. As a percentage of total revenue, research and development expenses decreased 3 percentage points due to revenue growing at a faster rate than expenses during the period.

General and Administrative Expenses

	Six Months Ended June 30,		%
	2012	2011	Change
	(in thousands, except percentages)
General and administrative	$17,246	$11,181	54%
Percentage of total revenue	13%	12%

The $6.1 million increase in general and administrative expenses was primarily due to a $3.8 million increase in employee-related costs, including incentive compensation, in finance and accounting, legal, human resources, talent acquisition and internal information technology support to support our growth. Expenses incurred for third-party accounting, information technology, insurance and consulting related fees also increased $1.8 million as the scope of such work grew in connection with our growth and costs of becoming a publicly traded company. As a percentage of total revenue, general and administrative expenses increased 1 percentage point due to increased expenses primarily as a result of becoming a publicly traded company increasing at a faster rate than revenue.

Other Expense, Net

	Six Months Ended June 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Other expense, net	$(352)	$(589)	(40)%

Other expense consists primarily of interest income and expense and foreign exchange gains and losses. The decrease of $0.2 million is due to less interest expense incurred as a result of terminating our term loan and revolving line of credit in April 2012.

Income Tax Benefit

	Six Months Ended June 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Income tax benefit	$—	$(4,202)	(100)%

Income tax benefit of no amount in 2012 compared to $(4.2) million in 2011 is due to our determination in September of 2011 that it was no longer more likely than not that our deferred tax assets would be realized due to continued planned business investment. In making such determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. Accordingly, we established a full valuation allowance against the net deferred tax assets in the third quarter of 2011.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the proceeds from the issuance of our common and preferred stock, borrowings under credit facilities and cash flows from operations. In March and April 2012, we repaid all outstanding amounts under, and terminated, our Loan and Security Agreement. As of June 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $211.6 million and accounts receivable of $42.1 million.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$7,955	$(578)
Net cash used in investing activities	(9,925)	(13,744)
Net cash provided by financing activities	153,018	26,648
Effect of exchange rate changes on cash and cash equivalents	(198)	201
Net increase in cash and cash equivalents	$150,850	$12,527
Operating Activities
For the six-month period ended June 30, 2012, net cash provided by operating activities of $8.0 million and the net loss from operations of $7.0 million resulted primarily from the add back of non-cash charges for depreciation, and stock-based compensation expense which were partially offset by changes in working capital. The comparable 2011 period’s net cash used in operating activities of $0.6 million resulted primarily from changes in working capital accounts.
Investing Activities
Net cash used in investing activities was $9.9 million and $13.7 million during the six-month periods ended June 30, 2012 and 2011, respectively. Net cash used in investing activities consisted primarily of cash paid for purchases of fixed assets to expand our data center infrastructure, computer equipment and office furniture for our employees and leasehold improvements related to additional office space. Net cash used in investing activities also included a payment of $0.8 million in 2012, related to our acquisition of Frontier Technologia, Ltda. in 2011.
Financing Activities
Net cash provided by financing activities was $153.0 million and $26.6 million during the six month periods ended June 30, 2012 and 2011, respectively. Activity during the six-month period ended June 30, 2012 included proceeds from the issuance of $169.7 million of common stock, net of issuance costs, offset by $16.7 million of payments on our term loan and revolving line of credit. During the six month period ended June 30, 2011, we raised $30.0 million of proceeds through the issuance of preferred stock. The activity during both these periods included repayments of borrowings pursuant to our capital leases.
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

Interest Rate Sensitivity. Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment-grade securities.
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
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective to provide reasonable, not absolute, assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision-making regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth in the Notes to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Report, our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 22, 2012, and our other public filings. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or even all of your investment. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
Risks Related to Our Business and Industry

We have a recent history of losses, and we may not return to or sustain profitability in the future.
We expect to continue to make significant investments in the development and expansion of our business, which may make it difficult for us to return to profitability. As a private company, we were profitable during our fiscal year ended 2008 when we ended the year with $3.6 million of net income. We were also profitable during our fiscal years ended 2006 and 2007. The significant accounting, legal and other expenses we incur as a public company will require us to generate and sustain increased revenue relative to our costs to achieve profitability in the future. While our revenue has grown in recent periods, such revenue growth may not be indicative of our future performance, and this growth may not be sustainable. We may not be able to achieve sufficient revenue to return to profitability in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for a number of reasons, including due to the risks described below.

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
As usage of our suite of cross-channel, interactive marketing SaaS solutions grows and as clients use our solutions for more advanced interactive marketing programs, we will need to devote additional resources to improving our application architecture and our infrastructure to maintain our solutions’ system performance. Sustained or repeated performance issues could reduce the attractiveness of our solutions to clients, result in decreased sales to new clients and lower renewal rates by existing clients, which could hurt our revenue growth and our reputation. We also may need to expand our hosting operations at a more rapid pace than we have in the past. This would involve spending substantial amounts to purchase or lease data center capacity and equipment, upgrade our technology and infrastructure and introduce new SaaS solutions. Similarly, our international expansion efforts could require us to use data centers located outside the United States. We may not be able to scale our existing systems in a manner that is satisfactory to our existing or prospective clients especially, those located outside the United States. In addition, any such expansion will require management time and support, could be expensive and complex, could result in inefficiencies, unsuccessful data transfers or operational failures, could reduce our margins and could adversely impact our financial results.

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
The markets for interactive marketing solutions are fragmented, highly competitive and rapidly changing. With the introduction of new technologies and potential new entrants into these markets, we expect competition to intensify in the future, which could harm our ability to increase sales and maintain our margins. We provide interactive marketing solutions to a broad array of clients, ranging from enterprises to small businesses. We have a number of competitors, including Aprimo, Inc. (which was acquired by Teradata Corporation in 2011), CheetahMail Inc. (a subsidiary of Experian Group Limited), e-Dialog Inc. (a subsidiary of eBay, Inc.), Eloqua Limited, Epsilon Data Management, LLC (a subsidiary of Alliance Data Systems Corporation), Responsys, Inc., Silverpop Systems Inc., StrongMail Systems, Inc., Unica Corporation (which was acquired by International Business Machines Corporation in 2010) and Yesmail (a division of infoGROUP Inc.). To a lesser degree, we compete with a number of email marketing providers focused on the small business market. We also face competition from social media marketing providers, such as Buddy Media, Inc. (which recently agreed to be acquired by salesforce.com, inc.) and Radian6 Technologies, Inc. (which was acquired by salesforce.com, inc. in 2011), and from mobile marketing service providers, as well as from in-house solutions that our current and prospective clients may develop.

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

•	difficulties in staffing and managing foreign operations and the increased travel, real estate, infrastructure and legal compliance costs associated with international operations;

•	burdens of complying with applicable laws and regulations, including regional data privacy laws and anti-bribery laws such as the Foreign Corrupt Practices Act;

•	in some countries, a less-developed set of rules and infrastructure for online and mobile communications;

•	our ability to secure local communications and data center services and to successfully deliver communications to international Internet service providers and mobile carriers;

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash;

•	currency exchange rate fluctuations;

•	difficulties in enforcing contracts;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

•	trade restrictions;

•	laws and business practices favoring local competitors or general preferences for local vendors;

•	lesser degrees of intellectual property protection;

•	political instability or terrorist activities;

•	legal systems subject to undue influence or corruption;

•	business cultures in which improper sales practices may be prevalent; and

•	continuing economic instability in Europe.

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
We compete with many other companies for executive officers, for software developers with high levels of experience in designing, developing and managing software, as well as for skilled sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected. In addition, with the expiration of the IPO-related lockup period, many of our existing employees will be free to exercise vested options and sell company stock, which may make it more difficult to retain key employees. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be harmed.

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
In our subscription agreements with our clients, we agree to indemnify our clients against any losses or costs incurred in connection with claims by a third party alleging that a client’s use of our services infringes the intellectual property rights of the third party. Companies in the software industry, including those that provide SaaS solutions, frequently face infringement threats from non-practicing organizations (sometimes referred to as “patent trolls”) filing lawsuits for patent infringement. Six of our clients have notified us of claims brought against them for infringement by such a patent troll and five have requested indemnification or indicated that they may seek redress from us under the indemnification provisions of our contracts with them. Other clients facing infringement claims who are accused of infringement may in the future seek indemnification from us under the terms of our contracts. If such claims are successful, or if we are required to indemnify or defend our clients from these or other claims, these matters could be disruptive to our business and management and have a material adverse effect on our business, operating results and financial condition.

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
In the future, we may require additional capital to pursue business opportunities or acquisitions or respond to challenges and unforeseen circumstances. We may also decide to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. The holders of a majority of shares of our common stock outstanding will have rights, subject to some conditions, to require us to include their shares in registration statements that we may file for ourselves or our stockholders. If these holders exercise such registration rights and requires us to include their shares in a registration statement that we propose to file, and the managing underwriter advises us that the inclusion of all shares requested by the holders would interfere with the successful marketing of the securities in such registration, the securities to be included in such registration are to be allocated to the holders first and the number of shares we propose to sell would be reduced.

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
The trading market for our common stock depends on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts only recently began covering us and may cease to do so. If securities or industry analysts cease to cover our company, the trading price of our stock could decline. A downgrade of our stock or the publication of inaccurate or unfavorable research about our business would likely cause our stock price to decline. If one or more of these analysts cease to cover our company or fail to publish reports about us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and ownership interest in of our stockholders.
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale.

The holders of a majority of shares of our common stock outstanding have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.

We have a small public float relative to the total number of shares of our common stock that are issued and outstanding, and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers.

Upon completion of the release of the underwriters’ lockup from our IPO, currently expected to occur in mid to late September 2012, approximately 56.3 million shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions. Sales of substantial amounts of our common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our common stock to decline.

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
We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, our stockholders may only receive a return on their investment in our common stock if the market price of our common stock increases.

ITEM 6. EXHIBITS

Number	Document

10.10(c)	Third Amendment to the Office Building Lease between Century Building Investment Group, LLC and Registrant, dated June 22, 2012.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (unaudited); Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text. **

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

Date:	August 10, 2012	By:	/s/ Scott D. Dorsey
Scott D. Dorsey Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2012	By:	/s/ Steven A. Collins
Steven A. Collins Chief Financial Officer (Principal Financial Officer)