Form 10-Q
period 2012-09-30
ExactTarget, Inc.
filed 2012-11-09
CIK 1420850

As filed with the Securities and Exchange Commission on November 9, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 5, 2012 there were approximately 68,081,668 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXACTTARGET, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	As of September 30, 2012	As of December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$212,019	$60,705
Accounts receivable, net of allowances for doubtful accounts of $1,061 and $775 as of September 30, 2012 and December 31, 2011, respectively	51,597	43,380
Prepaid expenses and other current assets	17,303	11,186
Total current assets	280,919	115,271
Property and equipment, net	60,422	54,616
Goodwill	18,279	18,447
Other non-current assets	4,917	4,950
Total assets	$364,537	$193,284
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,607	$8,124
Accrued liabilities	15,856	10,725
Accrued compensation and related expenses	13,282	14,167
Current portion of long-term obligations and other	1,446	4,787
Deferred revenue	48,829	39,273
Total current liabilities	87,020	77,076
Long-term portion of debt	—	13,333
Other non-current liabilities	5,554	5,134
Total liabilities	$92,574	$95,543
Redeemable convertible preferred stock:
Series E, Series F, and Series G redeemable convertible preferred stock at respective redemption value. Authorized 4,912,646 shares; issued and outstanding no shares and 4,912,646 at September 30, 2012, and December 31, 2011, respectively;	$—	$63,000
Stockholders’ equity:
Common stock, $0.0005 par value. Authorized 300,000,000 shares; Issued and outstanding 67,128,612 and 9,042,346 shares at September 30, 2012 and December 31, 2011, respectively;	34	5
Additional paid in capital	427,128	17,031
Series A, Series B, and Series D preferred stock, at respective issuance date fair value. Authorized 10,000,000 and 18,554,573 shares at September 30, 2012 and December 31, 2011, respectively; issued and outstanding no shares and 18,554,573 at September 30, 2012 and December 31, 2011, respectively;	—	164,894
Accumulated other comprehensive loss	(1,055)	(1,051)
Accumulated deficit	(154,144)	(146,138)
Total stockholders' equity	271,963	34,741
Total liabilities and stockholders' equity	$364,537	$193,284

See accompanying notes to condensed consolidated financial statements.

EXACTTARGET, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Subscription	$59,188	$45,187	$165,438	$122,988
Professional services	15,467	9,936	42,592	24,997
Total revenue	74,655	55,123	208,030	147,985
Cost of revenue:
Subscription	13,492	10,487	38,922	28,489
Professional services	11,235	7,824	33,454	21,106
Total cost of revenues	24,727	18,311	72,376	49,595
Gross profit	49,928	36,812	135,654	98,390
Operating expenses:
Sales and marketing	26,647	25,637	79,227	68,224
Research and development	13,813	11,760	36,646	30,151
General and administrative	10,189	6,901	27,435	18,082
Total operating expenses	50,649	44,298	143,308	116,457
Operating loss	(721)	(7,486)	(7,654)	(18,067)
Other expense, net	—	(94)	(352)	(683)
Loss before taxes	(721)	(7,580)	(8,006)	(18,750)
Income tax expense	—	14,742	—	10,540
Net loss	$(721)	$(22,322)	$(8,006)	$(29,290)

Other comprehensive loss:
Foreign currency translation adjustment	358	(1,173)	(4)	(911)
Comprehensive loss	$(363)	$(23,495)	$(8,010)	$(30,201)

Net loss per common share - basic and diluted	$(0.01)	$(2.55)	$(0.16)	$(3.38)
Weighted average number of common shares outstanding - basic and diluted	66,337,436	8,766,854	49,072,974	8,664,639

See accompanying notes to condensed consolidated financial statements.

EXACTTARGET, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,006)	$(29,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,115	12,233
Lease incentives received from lessor	134	273
Provision for doubtful accounts	1,577	650
Stock-based compensation	7,724	4,942
Change in deferred taxes	—	10,540
Other	38	76
Changes in operating assets and liabilities:
Accounts receivable, net	(9,443)	(8,739)
Prepaid expenses and other assets	(6,254)	(4,601)
Accounts payable and accrued liabilities	4,419	9,621
Accrued compensation and related expenses	(912)	3,160
Deferred revenue	9,358	2,975
Net cash provided by operating activities	14,750	1,840

Cash flows from investing activities:
Business combination	(806)	(2,710)
Purchases of property and equipment	(19,544)	(28,033)
Net cash used in investing activities	(20,350)	(30,743)

Cash flows from financing activities:
Repayments on capital leases	(587)	(627)
Net proceeds (payments) on term loan and revolving line of credit	(16,667)	7,523
Proceeds from issuance of common stock from option exercises	4,801	186
Payments of contingent consideration	(456)	(1,394)
Proceeds from issuance of preferred stock, net of issuance costs	—	29,962
Proceeds from issuance of common stock, net of issuance costs	169,709	—
Net cash provided by financing activities	156,800	35,650
Effect of exchange rate changes on cash and cash equivalents	114	(1)
Increase in cash and cash equivalents	151,314	6,746
Cash and cash equivalents, beginning of the period	60,705	22,804
Cash and cash equivalents, end of the period	$212,019	$29,550

Supplemental Disclosures:
Net cash paid for interest	$288	$360
Supplemental disclosure of noncash investing activities:
Change in payables for purchases of property and equipment	$1,329	$(370)
Capital lease obligation entered into for property and equipment	$707	$583
See accompanying notes to condensed consolidated financial statements.

EXACTTARGET, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands except share data or stated otherwise)
(1) Summary of Significant Accounting Policies
(a) Description of Business
ExactTarget, Inc. (“ExactTarget” or the “Company”) is a leading global provider of cross-channel interactive marketing software-as-a-service solutions that empower organizations of all sizes to communicate with their customers through email, mobile, social media and websites. ExactTarget’s powerful suite of integrated applications enable marketers to plan, automate, deliver and optimize data-driven interactive marketing and real-time communications to drive customer engagement, increase sales and improve return on marketing investment. The Company is headquartered in Indianapolis, Indiana with offices across North America and in Europe, South America and Australia.
(b) Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the 2011 consolidated financial statements included in the Company’s registration statement on Form S-1 filed with the SEC in September 2012.
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
Revenue by geographic region, based on the billing address of the clients, was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$60,556	$47,293	$170,509	$129,755
International	14,099	7,830	37,521	18,230
Total revenue	$74,655	$55,123	$208,030	$147,985
Percentage of revenue generated outside the United States	19%	14%	18%	12%
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
The numbers of preferred stock, stock options and restricted stock awards that could potentially dilute loss per basic share in the future, but have not been included in the computation of loss per diluted share because to do so would have been anti-dilutive, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Anti-dilutive shares	5,277,401	48,610,573	19,430,362	46,721,874
(2) Property and Equipment
Property and equipment, including assets held under capital leases, are summarized as follows as of September 30, 2012 and December 31, 2011. Construction in progress represents costs associated with new equipment, office leasehold improvements and software not yet placed in service as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012	As of December 31, 2011	Estimated Useful Life (in years)

Furniture and equipment	$64,226	$55,581	2	-	7
Software	30,400	23,217	5
Leasehold improvements	11,779	10,881	*
Construction in progress	4,346	1,508
Total property and equipment	$110,751	91,187
Less accumulated depreciation and amortization	(50,329)	(36,571)
Total property and equipment, net	$60,422	$54,616
* Shorter of lease term or estimated useful life
Depreciation and amortization of property and equipment were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation and amortization of property and equipment	$5,347	$4,360	$15,220	$11,401

(3) Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following:

	As of September 30, 2012	As of December 31, 2011	Economic Useful Life Indefinite

Goodwill	$18,279	$18,447	(in years)

Customer lists	2,444	2,501	4	-	5
Software technology	1,200	1,200	4
Noncompete agreements	592	1,673	2	-	3
Total gross intangible assets	4,236	5,374
Less accumulated amortization	(1,942)	(2,088)
Net intangible assets	$2,294	$3,286
The estimated future amortization expense related to intangible assets as of September 30, 2012, is as follows:

Amortization Expense
2012	$252
2013	964
2014	591
2015	339
2016	148
Thereafter	—
Total amortization expense	$2,294
Amortization of intangible assets was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization of intangible assets	$269	$272	$895	$832

(4) Acquisitions
mPath Global Pty Ltd.
In August 2010, the Company acquired certain assets and liabilities of mPath for $2.0 million. During the nine month period ended September 30, 2012, the Company paid the $0.5 million estimated fair value of contingent consideration due as agreed upon in the original acquisition purchase price.

Frontier Technologia, Ltda.
In August 2011, the Company acquired all outstanding shares of Frontier for $5.4 million in stock and cash consideration, net of cash acquired. During the nine month period ended September 30, 2012, the Company paid the $0.8 million escrow due as agreed upon in the original acquisition purchase price. In September 2012, the Company recognized a $1.0 million gain due to the difference between the estimated contingent consideration liability recorded at the time of acquisition and the final settlement amount.

(5) Notes Payable
In February 2012, the Company entered into a fourth loan modification agreement that modified the Company’s Loan and Security Agreement ("Loan and Security Agreement"). The fourth loan modification set forth the criteria under the financial covenants for 2012.
During the nine month period ended September 30, 2012, the Company made payments of $10.0 million and $6.7 million on its bank term loan and revolving line of credit, respectively, under the Loan and Security Agreement.
In April 2012, the Company terminated the Loan and Security Agreement, pursuant to which the Company had received a $10.0 million bank term loan and a $20.0 million revolving line of credit.

(6) Income Taxes – Valuation Allowance
The Company evaluates whether it will realize the benefits of its net deferred tax assets and establishes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount considered more likely than not to be recognized. Deferred tax assets arise as a result of tax loss carry-forwards and various differences between the book basis and the tax basis of such assets. As of September 30, 2011, the Company determined that it was no longer more likely than not that deferred tax assets will be recognized due to continued planned business investment and, as a result, recorded a valuation allowance for the full value of its deferred tax assets as of September 30, 2011. During the three and nine month periods ended September 30, 2012, the valuation allowance increased by $0.3 million and $3.0 million, respectively, to $22.1 million, due to additional losses incurred since December 31, 2011.

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

(8) Stockholders’ Equity

In March 2012, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock to 74,000,000 shares, decrease the par value per share of common stock to $0.0005 and reclassify and subdivide each share of issued and outstanding common stock into two shares of common stock. The Company’s certificate of incorporation was further amended by the Company’s board of directors to increase the number of authorized shares of common stock to 300,000,000 shares.

As of September 30, 2012, the Company was authorized to issue 300,000,000 shares of common stock with par value of $0.0005 per share and 10,000,000 shares of preferred stock with par value of $0.001 per share.

9) Equity Plan Activity
The following table sets forth the total stock-based compensation expense resulting from stock awards included in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss in accordance with FASB ASC Topic 718:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue - subscription	$59	$104	$264	$271
Cost of revenue - professional services	260	201	727	527
Sales and marketing	754	644	2,302	1,644
Research and development	486	337	1,266	1,010
General and administrative	1,212	644	3,165	1,490
Total stock-based compensation expense	$2,771	$1,930	$7,724	$4,942

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012			2011	2012			2011
Expected volatility	54.03%	-	54.52%	54.99%	54.03%	-	55.54%	54.99%	-	57.64%
Risk free interest rate	0.68%	-	0.74%	1.85%	0.68%	-	0.92%	1.85%	-	2.12%
Expected dividend yield	—			—	—			—
Expected option term (in years)	6.25			6.25	6.25			6.25
Weighted averaged grant date fair value of options granted	$11.92			$5.17	$8.44			$4.48
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
A summary of the Company’s stock option activity under the Plan and related information is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding:
Balance at December 31, 2011	11,323,492	$5.2309	7.37	$54,003
Granted	1,789,610	16.1036
Exercised	(1,273,586)	3.7646
Forfeited	(442,789)	6.9199
Balance at September 30, 2012	11,396,727	$7.0279	7.18	$196,042

Exercisable at December 31, 2011	5,965,438	$3.8320	6.20	$36,795
Exercisable at September 30, 2012	6,516,614	$4.5606	6.10	$128,113
The aggregate intrinsic value represents the total pretax intrinsic value, based on a stock price of $24.22 and $10.00 per share at September 30, 2012 and December 31, 2011, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised was as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Intrinsic value of options exercised	$19,420	$227	$22,705	$515

During the nine month period ended September 30, 2012, the Company granted 44,964 shares of restricted stock to non-employee directors with a weighted average fair value of $18.24 per share, which will vest in January 2013. There were 44,964 and 103,244 shares of non-vested restricted stock outstanding as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012 and 2011, $25.1 million and $18.2 million, respectively, of total unrecognized stock-based compensation expense related to non-vested shares and restricted stock is expected to be recognized over the respective vesting terms of each award through 2016. The weighted average expected term of the unrecognized stock-based compensation expense is 3.0 and 2.8 years for the nine month periods ended September 30, 2012 and 2011, respectively.
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
In the Company’s subscription agreements with its clients, it agrees to indemnify its clients against any losses or costs incurred in connection with claims by a third party alleging that a client’s use of its services infringes the intellectual property rights of the third party. Based on historical information and other available information as of September 30, 2012, the Company does not expect it will incur any significant liabilities under these indemnification agreements.

(11) Subsequent Events
In October 2012, the Company completed the acquisition of Pardot, LLC (Pardot).  As consideration for the Pardot acquisition, the Company paid $85.5 million in cash and issued 423,370 shares of its common stock valued at $10.0 million. Of the total consideration paid, $7.6 million will be deposited and held in escrow to secure indemnification obligations.

Also in October 2012, the Company completed the acquisition of all of the membership interests of iGoDigital Holdings, LLC, an Indiana limited liability company and all of the capital stock of iGoDigital, Inc., an Indiana corporation.  As consideration, the Company paid $14.7 million in cash and issued 263,268 shares of its common stock valued at $6.3 million.

The Company has not presented the purchase price allocations as the accounting for the acquisitions is not yet finalized. The Company is in the process of valuing the acquired assets and liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2011 included in the Company’s registration statements on Form S-1. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, those discussed in the section titled “Risk Factors” included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the U.S. Securities and Exchange Commission ("SEC") on March 22, 2012, and those discussed in the section titled “Risk Factors” included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the U.S. Securities and Exchange Commission ("SEC") on September 12, 2012. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We provide our solutions primarily through annual and multi-year subscriptions based on the volume of contracted utilization, level of functionality, number of interactive marketing channels, number of users and level of customer support. Clients are charged additional usage-based fees for utilization above the contracted level. Our subscription-based model and track record of long-term client relationships have allowed us to achieve annual dollar-based subscription revenue renewal rates of over 100% for the nine month periods ended September 30, 2012 and 2011.

We believe that the demand for cross-channel, interactive marketing SaaS solutions is significant and growing, driven by organizations’ desire to develop a unified, cross-channel view of their customers to drive real-time, relevant engagement through email, mobile, social media and websites. We anticipate that organizations will continue to increase their use of cross-channel marketing SaaS solutions to plan, automate, deliver and optimize data-driven interactive marketing campaigns and real-time communications to better connect with their customers across interactive channels. We believe the market for our suite of cross-channel, interactive marketing SaaS solutions will become larger as organizations continue to adopt cross-channel, interactive marketing. We also believe significant opportunity exists in new markets worldwide that are unserved or underserved by existing providers. We intend to increase our direct global presence in international markets to serve our multinational clients and win new clients in these markets. In addition, in October 2012, we announced the acquisitions of Pardot LLC ("Pardot") and iGoDigital, Inc. and iGoDigital Holdings, LLC (collectively, "iGoDigital"). These acquisitions expand the functionality of our solutions and provide us with access to new clients and markets. We believe opportunities to acquire companies or technologies such as these will continue to emerge in the future.

We face a number of risks in the execution of our strategy, including our potential failure to manage our domestic and international growth effectively, inability to attract new clients and retain existing clients, inability to achieve and sustain profitability, inability to integrate recent acquisitions and the overall impact of uncertain economic conditions. Due to the size and expected growth of the market opportunity, we recognize that we may face increased competition from established vendors and potential new entrants in our markets. We believe the expansion of our suite of cross-channel, interactive marketing SaaS solutions has been important in winning new clients and expanding relationships with our existing client base. While email continues to be the primary interactive marketing channel for our clients and represents a substantial majority of our total revenue, revenue from our mobile, social media and websites solutions is growing rapidly.

We were founded in December 2000, and initially focused on providing email marketing solutions to small and medium-sized clients. Since that time, we have expanded our solutions to serve the enterprise market. We broadened our product strategy to expand beyond email into emerging cross-channel, interactive marketing technologies such as mobile, landing pages and microsites. We further expanded our suite of products with the acquisition of the enterprise social media management platform, CoTweet, now known as SocialEngage. Additionally, we continued to develop and improve our proprietary, cloud-based platform, expanding our integration framework to enable third-party marketing technology providers to embed our technology into their solutions and build applications on our platform. In 2011, we made our Interactive Marketing Hub generally available to clients, providing a broad and powerful suite of cross-channel, interactive marketing SaaS solutions to plan, automate, deliver and optimize data-driven interactive marketing campaigns and real-time communications. In 2012, we introduced our MobilePush product, which enables marketers to power push notifications from applications on smartphones and tablets and integrate the message with campaigns across email, mobile, social and the Web. Also in 2012, we opened our Fuel platform to developers and technology providers to build upon and integrate with our suite of cross-channel marketing and automation applications.

As mentioned above, we announced the acquisitions of Pardot and iGoDigital in October 2012. The addition of Pardot's technology to our platform of solutions provides our clients with a lead scoring and lead nurturing solution that integrates with their broader marketing efforts and helps marketers around the globe achieve even greater results. By bringing the Pardot solution into the the ExactTarget product suite, we will redefine marketing automation and deliver the most scalable, comprehensive automation solution that helps both Business-to-Business and Business-to-Consumer marketers leverage the power of data to connect with customers across email, mobile, social media and the Web. The addition of iGoDigital's advanced Web capabilities and predictive analytics to our product suite will provide our clients with a powerful solution to transform data into highly personalized, seamless experiences across email, mobile, social media and the Web.

We have established a direct presence in international markets through acquisitions and by opening new sales offices. We intend to continue to expand our direct and indirect sales channels, expand our global reach, extend our suite of cross-channel, interactive marketing SaaS solutions and increase revenue from new and existing clients.

•	In August 2009, we acquired a reseller in the United Kingdom, allowing us to directly support clients in Europe, including many of our U.S.-headquartered clients doing business in the region.

•	In August 2010, we acquired an Australian reseller to extend our ability to support multinational clients in the Asia-Pacific region.

•	In August 2011, we acquired a reseller in Brazil to support clients in Latin America and to expand our sales in the region.

•	In March 2012, we established a direct presence in Germany by opening a sales and professional services office in Munich.

•	In October 2012, we announced the opening of a new office in France and our plans to locate an office in Sweden during the fourth quarter of 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
Recurring subscription revenue	$57,923	$42,467	$162,052	$114,918
Percentage of subscription revenue	98%	94%	98%	93%
Subscription Revenue Renewal Rate. Our ability to retain our clients and expand their use of our suite of cross-channel, interactive marketing SaaS solutions over time is an indicator of the stability of our revenue base and the long-term value of our client relationships. We assess our performance in this area using a metric we refer to as subscription revenue renewal rate. This metric is calculated by dividing (a) total subscription revenue (including revenue related to messaging utilization above clients’ contracted levels) in the current period from those clients who were clients during the prior year period, including additional sales to those clients, by (b) total subscription revenue (including revenue related to messaging utilization above our clients’ contracted levels) from all clients in the prior year period. This metric is calculated on a quarterly basis and, for periods longer than one quarter, we use an average of the quarterly metrics. For each of the nine month periods ended September 30, 2012 and 2011 our subscription revenue renewal rate was greater than 100%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Adjusted EBITDA	$7,666	$(924)	$16,185	$(892)
For reconciliation of Net Loss to Adjusted EBITDA, see “Results of Operations.”

Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our suite of cross-channel, interactive marketing SaaS solutions and the delivery of professional services. More than 80% of our revenue for the three and nine month periods ended September 30, 2012 and 2011 was derived from our enterprise, medium-sized and small business clients, with the balance attributable to marketing service providers that resell our solutions to thousands of their customers. We serve a wide range of clients across many industries and sizes, and our revenue is not concentrated within any single client or small group of clients. For the three and nine month periods ended September 30, 2012 and 2011, no single client represented more than 5% of our revenue, and our largest ten clients accounted for less than 20% of our revenue in the aggregate.
Clients are typically invoiced in advance on an annual, quarterly or monthly basis, with payment due upon receipt of the invoice within agreed upon terms. Invoiced amounts are reflected on the balance sheet as accounts receivable or as cash when collected and as deferred revenue until earned and recognized as revenue ratably over the performance period. Accordingly, deferred revenue represents the amount billed to clients that has not yet been earned or recognized as revenue, pursuant to agreements entered into in current and prior periods, and does not reflect that portion of a contract to be invoiced to clients on a periodic basis for which payment is not yet due. In recent periods, more of our clients have requested monthly instead of quarterly or annual billing terms. As a result, we believe that the proportion of aggregate contract value reflected on the balance sheet as deferred revenue may decrease if this trend continues.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Subscription revenue	79%	82%	80%	83%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Professional services revenue	21%	18%	20%	17%
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

Results of Operations
The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:	(in thousands)		(in thousands)
Subscription (1)	$59,188	$45,187	$165,438	$122,988
Professional services	15,467	9,936	42,592	24,997
Total revenue	74,655	55,123	208,030	147,985
Cost of revenue:
Subscription (2,3)	13,492	10,487	38,922	28,489
Professional services (2)	11,235	7,824	33,454	21,106
Total cost of revenues	24,727	18,311	72,376	49,595
Gross profit	49,928	36,812	135,654	98,390
Operating expenses:
Sales and marketing (2,3)	26,647	25,637	79,227	68,224
Research and development (2)	13,813	11,760	36,646	30,151
General and administrative (2,3)	10,189	6,901	27,435	18,082
Total operating expenses	50,649	44,298	143,308	116,457
Operating loss	(721)	(7,486)	(7,654)	(18,067)
Other expense, net	—	(94)	(352)	(683)
Loss before taxes	(721)	(7,580)	(8,006)	(18,750)
Income tax expense	—	14,742	—	10,540
Net loss	$(721)	$(22,322)	$(8,006)	$(29,290)
Other comprehensive loss:
Foreign currency translation adjustment	358	(1,173)	(4)	(911)
Comprehensive loss	$(363)	$(23,495)	$(8,010)	$(30,201)

Adjusted EBITDA (4)	$7,666	$(924)	$16,185	$(892)

(1) Subscription revenue includes fees for utilization above the contracted level as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except percentages)
Revenue from utilization above contracted level	$1,265	$2,720	$3,386	$8,070
Percentage of subscription revenue	2%	6%	2%	7%
Percentage of total revenue	2%	5%	2%	5%

(2) Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of revenue - subscription	$59	$104	$264	$271
Cost of revenue - professional services	260	201	727	527
Sales and marketing	754	644	2,302	1,644
Research and development	486	337	1,266	1,010
General and administrative	1,212	644	3,165	1,490
Total stock-based compensation	$2,771	$1,930	$7,724	$4,942

(3) Total cost of revenue and operating expenses include the following amounts related to amortization of intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of revenue - subscription	$75	$75	$225	$225
Sales and marketing	118	95	382	239
General and administrative	76	102	288	368
Total amortization of intangible assets	$269	$272	$895	$832

(4) The following table sets forth the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net loss	$(721)	$(22,322)	$(8,006)	$(29,290)
Stock-based compensation	2,771	1,930	7,724	4,942
Amortization of intangible assets	269	272	895	832
Adjusted net (loss) / income	2,319	(20,120)	613	(23,516)

Income tax expense	—	14,742	—	10,540
Depreciation and amortization of property and equipment	5,347	4,360	15,220	11,401
Other expense, net	—	94	352	683
Adjusted EBITDA	$7,666	$(924)	$16,185	$(892)

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Subscription	79%	82%	80%	83%
Professional services	21%	18%	20%	17%
Total revenue (1)	100%	100%	100%	100%
Cost of revenue:
Subscription	18%	19%	19%	19%
Professional services	15%	14%	16%	14%
Total cost of revenues (1)	33%	33%	35%	34%
Gross profit	67%	67%	65%	66%
Operating expenses:
Sales and marketing	36%	47%	38%	46%
Research and development	19%	21%	18%	20%
General and administrative	14%	13%	13%	12%
Total operating expenses (1)	68%	80%	69%	79%
Operating loss (1)	(1)%	(14)%	(4)%	(12)%
Other expense, net	—%	—%	—%	—%
Loss before taxes (1)	(1)%	(14)%	(4)%	(13)%
Income tax expense	—%	27%	—%	7%
Net loss (1)	(1)%	(40)%	(4)%	(20)%
Other comprehensive loss:
Foreign currency translation adjustment	—%	(2)%	—%	(1)%
Comprehensive loss (1)	—%	(43)%	(4)%	(20)%

(1) Due to rounding, totals may not equal the sum of the line items in the table.

Three Months Ended September 30, 2012 and 2011

Revenue

	Three Months Ended September 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Subscription revenue	$59,188	$45,187	31%
Professional services revenue	15,467	9,936	56%
Total revenue	$74,655	$55,123	35%

The $14.0 million of growth in subscription revenue was attributable to an increase in revenue from new direct clients and the full period impact of recognition of revenue from new clients added during the prior period. A larger base of renewal clients was partly driven by growth in our international operations, which benefited from increased sales and marketing investments in the United Kingdom, Australia and Brazil. Subscription revenue recognized from international clients increased by $4.9 million, or 78%, to $11.2 million in 2012 from $6.3 million in 2011. Revenue from utilization above the contracted level decreased to $1.3 million in 2012 from $2.7 million in 2011 due to more renewal clients renewing at higher contracted utilization volumes.

The $5.5 million of growth in professional services revenue was attributable to an increased number of enterprise and medium-sized clients with complex interactive marketing programs utilizing our professional services, and the acceleration of new direct client additions utilizing implementation, integration and other services. Growth in our international operations increased professional services revenue by $1.4 million or 89%.

Cost of Revenue

	Three Months Ended September 30,
		% of		% of
	2012	Cost of	2011	Cost of	%
	Amount	Revenue	Amount	Revenue	Change
	(in thousands, except percentages)
Cost of subscription revenue	$13,492	55%	$10,487	57%	29%
Cost of professional services revenue	11,235	45%	7,824	43%	44%
Total cost of revenue	$24,727	100%	$18,311	100%	35%

The $3.0 million increase in cost of subscription revenue was due in part to a $0.8 million increase in employee-related costs to support our international growth and expansion of our customer support and software operations team to support our larger base of clients. Cost of subscription revenue also increased due to a $0.6 million increase in depreciation and amortization costs related to equipment and software in our data centers and a $1.4 million increase in operating costs related to enhancing and expanding our infrastructure.

The $3.4 million increase in cost of professional services revenue was primarily due to a $1.9 million increase in employee-related costs to support higher professional services revenue. Cost of professional services revenue also increased due to a $0.5 million increase in payments to third-party professional services consultants and a $0.6 million increase related to travel and meeting expenses due to the increase in professional services personnel to support our larger base of clients and international expansion.

Gross Profit

	Three Months Ended September 30,
		% of		% of
	2012	Associated	2011	Associated	%
	Amount	Revenue	Amount	Revenue	Change
	(in thousands, except percentages)
Subscription revenue gross profit	$45,696	77%	$34,700	77%	32%
Professional services revenue gross profit	4,232	27%	2,112	21%	100%
Total gross profit	$49,928	67%	$36,812	67%	36%

Our subscription revenue gross profit increased $11.0 million and remained consistent as a percentage of associated revenue. The increase in the dollar amount of gross profit is attributable to the growth in the number of clients and our ability to grow revenues while controlling costs as a percentage of revenues.
The $2.1 million increase in professional services revenue gross profit was due in part to the growth in the number of clients using our professional services in the U.S. and other countries as well as the prior year adoption of a new accounting standard for revenue recognition of multiple deliverable arrangements on a prospective basis as disclosed previously in our Prospectus. This prospective accounting change, along with increased revenue in the U.S. and other countries and leveraging the prior year investment in our professional services headcount, resulted in a 100% increase in professional services gross profit.

Sales and Marketing Expenses

	Three Months Ended September 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Sales and marketing	$26,647	$25,637	4%
Percentage of total revenue	36%	47%

The $1.0 million increase in sales and marketing expenses was primarily due to a $1.1 million increase in employee-related costs and marketing program expenses of $0.8 million. Sales and marketing increased as we continued to invest in expanding our domestic and international presence. These increases are offset by approximately $1.5 million of expenses incurred in September 2011 related to the Connections 2011 user conference. The Connections 2012 user conference occurred in October 2012. As a percentage of total revenue, sales and marketing expenses decreased 11 percentage points due to revenue growing at a faster rate than expenses during the period.

Research and Development Expenses

	Three Months Ended September 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Research and development	$13,813	$11,760	17%
Percentage of total revenue	19%	21%

The $2.1 million increase in research and development expenses was primarily due to a $1.6 million increase in employee-related costs and an increase of $0.5 million in software support costs. Our research and development spending increased as we accelerated the development of our suite of cross-channel, interactive marketing SaaS solutions. As a percentage of total revenue, research and development expenses decreased 2 percentage points due to revenue growing at a faster rate than expenses during the period.

General and Administrative Expenses

	Three Months Ended September 30,		%
	2012	2011	Change
	(in thousands, except percentages)
General and administrative	$10,189	$6,901	48%
Percentage of total revenue	14%	13%

The $3.3 million increase in general and administrative expenses was primarily due to a $1.4 million increase in employee-related costs, including incentive compensation, in finance and accounting, legal, human resources, talent acquisition and internal information technology support to support our growth. Expenses incurred for third party accounting, information technology, insurance and consulting related fees also increased $0.6 million as the scope of such work grew in connection with our growth and the costs of becoming a publicly traded company. We also incurred $0.8 million in costs associated with the secondary offering completed in September 2012 and the two acquisitions previously mentioned above. As a percentage of total revenue, general and administrative expenses increased 1 percentage point due to increased expenses primarily as a result of becoming a publicly traded company.

Other Expense, Net

	Three Months Ended September 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Other expense, net	$—	$(94)	(100)%

Other expense consists primarily of interest income and expense and foreign exchange gains and losses. The decrease of $0.1 million is due to less interest expense incurred as a result of terminating our term loan and revolving line of credit in April 2012.

Income Tax Expense

	Three Months Ended September 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Income tax expense	$—	$14,742	(100)%

Income tax expense of no amount in 2012 compared to $14.7 million in 2011 is due to our determination in September of 2011 that it was no longer more likely than not that our deferred tax assets would be realized due to continued planned business investment. In making such determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. Accordingly, we established a full valuation allowance against the net deferred tax assets in the third quarter of 2011.

Nine Months Ended September 30, 2012 and 2011

Revenue

	Nine Months Ended September 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Subscription revenue	$165,438	$122,988	35%
Professional services revenue	42,592	24,997	70%
Total revenue	$208,030	$147,985	41%

The $42.5 million of growth in subscription revenue was attributable to an increase in revenue from new direct clients and the full period impact of recognition of revenue from new clients added during the prior period. A larger base of renewal clients was partly driven by growth in our international operations, which benefited from increased sales and marketing investments in the United Kingdom, Australia and Brazil. Subscription revenue recognized from international clients increased by $14.7 million, or 99%, to $29.5 million in 2012 from $14.8 million in 2011. Revenue from utilization above the contracted level decreased to $3.4 million in 2012 from $8.1 million in 2011 due to more renewal clients renewing at higher contracted utilization volumes.

The $17.6 million of growth in professional services revenue was attributable to an increased number of enterprise and medium-sized clients with complex interactive marketing programs utilizing our professional services, and the acceleration of new direct client additions utilizing implementation, integration and other services. Growth in our international operations increased professional services revenue by $4.5 million or 130%.

Cost of Revenue

	Nine Months Ended September 30,
		% of		% of
	2012	Cost of	2011	Cost of	%
	Amount	Revenue	Amount	Revenue	Change
	(in thousands, except percentages)
Cost of subscription revenue	$38,922	54%	$28,489	57%	37%
Cost of professional services revenue	33,454	46%	21,106	43%	59%
Total cost of revenue	$72,376	100%	$49,595	100%	46%

The $10.4 million increase in cost of subscription revenue was due in part to a $2.9 million increase in employee-related costs, primarily in our customer support and software operations team to support our larger base of clients and our international expansion. Cost of subscription revenue also increased due to a $2.5 million increase in depreciation and amortization costs related to equipment and software in our data centers, a $3.9 million increase in operating costs related to enhancing and expanding our infrastructure and a $1.0 million increase in purchases of third-party partner applications and products for resale to our clients.

The $12.3 million increase in cost of professional services revenue was primarily due to a $6.6 million increase in employee-related costs to support higher professional services revenue. Cost of professional services revenue also increased due to a $2.9 million increase in payments to third-party professional services consultants and a $1.6 million increase related to travel and meeting expenses due to the increase in professional services personnel to support our larger base of clients and international expansion.

Gross Profit

	Nine Months Ended September 30,
		% of		% of
	2012	Associated	2011	Associated	%
	Amount	Revenue	Amount	Revenue	Change
	(in thousands, except percentages)
Subscription revenue gross profit	$126,516	76%	$94,499	77%	34%
Professional services revenue gross profit	9,138	21%	3,891	16%	135%
Total gross profit	$135,654	65%	$98,390	66%	38%

Our subscription revenue gross profit increased $32.0 million in absolute dollars and decreased 1 percentage point as a percentage of associated revenue. The increase in the dollar amount of gross profit is attributable to the growth in the number of clients and our ability to grow revenues while controlling costs as a percentage of revenue.

The $5.2 million increase in professional services revenue gross profit was due in part to the growth in the number of clients using our professional services in the U.S. and other countries as well as the prior year adoption of a new accounting standard for revenue recognition of multiple deliverable arrangements on a prospective basis as disclosed previously in our Prospectus. This prospective accounting change, along with increased revenue in the U.S. and other countries and leveraging the prior year investment in our professional services headcount, resulted in a 135% increase in professional services gross profit.

Sales and Marketing Expenses

	Nine Months Ended September 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Sales and marketing	$79,227	$68,224	16%
Percentage of total revenue	38%	46%

The $11.0 million increase in sales and marketing expenses was primarily due to a $7.8 million increase in employee-related costs and marketing program expense of $1.1 million. Our sales and marketing increased as we continued to invest in expanding our domestic and international presence. It also reflects an increase in travel and meeting expenses of $1.6 million. These increases are partially offset by approximately $1.5 million of expenses incurred in September 2011 related to the Connections 2011 user conference. The Connections 2012 user conference occurred in October 2012. As a percentage of total revenue, sales and marketing expenses decreased 8 percentage points due to revenue growing at a faster rate than expenses during the period.

Research and Development Expenses

	Nine Months Ended September 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Research and development	$36,646	$30,151	22%
Percentage of total revenue	18%	20%

The $6.5 million increase in research and development expenses was primarily due to a $3.4 million increase in employee-related costs, a $1.5 million increase in third-party development contractor resources and an increase of $1.3 million in software support costs. Our research and development spending increased as we accelerated the development of our suite of cross-channel, interactive marketing SaaS solutions. As a percentage of total revenue, research and development expenses decreased 2 percentage points due to revenue growing at a faster rate than expenses during the period.

General and Administrative Expenses

	Nine Months Ended September 30,		%
	2012	2011	Change
	(in thousands, except percentages)
General and administrative	$27,435	$18,082	52%
Percentage of total revenue	13%	12%

The $9.4 million increase in general and administrative expenses was primarily due to a $4.9 million increase in employee-related costs, including incentive compensation, in finance and accounting, legal, human resources, talent acquisition and internal information technology support to support our growth. Expenses incurred for third-party accounting, information technology, insurance and consulting related fees also increased $2.7 million as the scope of such work grew in connection with our growth and costs of becoming a publicly traded company. We also incurred $0.8 million in costs associated with the secondary offering completed in September 2012 and the two acquisitions previously mentioned above. As a percentage of total revenue, general and administrative expenses increased 1 percentage point due to increased expenses primarily as a result of becoming a publicly traded company increasing at a faster rate than revenue.

Other Expense, Net

	Nine Months Ended September 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Other expense, net	$(352)	$(683)	(48)%

Other expense consists primarily of interest income and expense and foreign exchange gains and losses. The decrease of $0.3 million is due to less interest expense incurred as a result of terminating our term loan and revolving line of credit in April 2012.

Income Tax Expense

	Nine Months Ended September 30,		%
	2012	2011	Change
	(in thousands, except percentages)
Income tax expense	$—	$10,540	(100)%

Income tax expense of no amount in 2012 compared to $10.5 million in 2011 is due to our determination in September of 2011 that it was no longer more likely than not that our deferred tax assets would be realized due to continued planned business investment. In making such determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. Accordingly, we established a full valuation allowance against the net deferred tax assets in the third quarter of 2011.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the proceeds from the issuance of our common and preferred stock, borrowings under credit facilities and cash flows from operations. In March and April 2012, we repaid all outstanding amounts under, and terminated, the Loan and Security Agreement. As of September 30, 2012, our principal sources of liquidity were cash and cash equivalents totaling $212.0 million and accounts receivable of $51.6 million.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$14,750	$1,840
Net cash used in investing activities	(20,350)	(30,743)
Net cash provided by financing activities	156,800	35,650
Effect of exchange rate changes on cash and cash equivalents	114	(1)
Net increase in cash and cash equivalents	$151,314	$6,746
Operating Activities
For the nine-month period ended September 30, 2012, net cash provided by operating activities was $14.8 million despite the net loss from operations of $8.0 million. This is primarily due to the add back of non-cash charges for depreciation, and stock-based compensation expense which were partially offset by changes in working capital. The comparable 2011 period’s net cash provided by operating activities of $1.8 million resulted primarily from changes in working capital accounts.
Investing Activities
Net cash used in investing activities was $20.4 million and $30.7 million during the nine-month periods ended September 30, 2012 and 2011, respectively. Net cash used in investing activities consisted primarily of cash paid for purchases of fixed assets to expand our data center infrastructure, computer equipment and office furniture for our employees and leasehold improvements related to additional office space. Net cash used in investing activities also included a payment of $0.8 million in 2012, related to our acquisition of Frontier Technologia, Ltda. in 2011.
Financing Activities
Net cash provided by financing activities was $156.8 million and $35.7 million during the nine month periods ended September 30, 2012 and 2011, respectively. Activity during the nine-month period ended September 30, 2012 included proceeds from the issuance of $169.7 million of common stock, net of issuance costs, offset by $16.7 million of payments on our term loan and revolving line of credit. During the nine month period ended September 30, 2011, we raised $30.0 million of proceeds through the issuance of preferred stock. The activity during both these periods included repayments of borrowings pursuant to our capital leases.
Capital Resources
Based on our current cash and accounts receivable balances, we believe that we will have sufficient liquidity to fund our business, meet our contractual obligations for the next twelve months and pay $100.2 million in cash consideration for the acquisitions of Pardot and iGoDigital in October 2012. However, we may need to raise additional funds in the future in the event that we pursue acquisitions or investments in complementary businesses or technologies. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience ownership dilution.
During the last three years, inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Brazilian Real and Australian dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We typically collect revenue and incur costs in the currency of the location in which we provide our solutions. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations. To date, we have not entered into any foreign currency hedging contracts. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

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
ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Report, our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on March 22, 2012, our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 12, 2012, and our other public filings. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose part or even all of your investment. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
Risks Related to Our Business and Industry
We have a recent history of losses, and we may not return to or sustain profitability in the future.
We incurred net losses of $12.1 million for the year ended December 31, 2010, $35.4 million for the year ended December 31, 2011 and $8.0 million for the nine months ended September 30, 2012. We had an accumulated deficit of $154.1 million as of September 30, 2012. In recent years, we have made substantial investments in research and development, infrastructure, growing our sales team, international expansion and acquisitions to support anticipated future revenue growth. We expect to continue to make significant investments in the development and expansion of our business, which may make it difficult for us to return to profitability. The significant accounting, legal and other expenses that we incur as a public company require us to generate and sustain increased revenue relative to our costs to achieve profitability in the future. While our revenue has grown in recent periods, such revenue growth may not be indicative of our future performance, and this growth may not be sustainable. We may not be able to achieve sufficient revenue to return to profitability in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for a number of reasons, including due to the risks described in this report.
We have experienced rapid growth in recent periods, and if we fail to manage our domestic and international growth effectively, our financial performance may be adversely affected.
We have expanded our overall business, including our revenue, team of employees, international operations and client base, in recent periods. Our revenue increased from $72.3 million for the year ended December 31, 2008 to $207.5 million for the year ended December 31, 2011 and from $148.0 million for the nine months ended September 30, 2011 to $208.0 million for the nine months ended September 30, 2012. We increased our total number of full-time employees from 379 as of December 31, 2008 to 1,396 as of September 30, 2012. Since August 2009, we have made six acquisitions. Our historical growth rate is not necessarily indicative of the growth that we will achieve in the future. Our recent growth and anticipated future growth has placed and will continue to place strain on our team, infrastructure and operations. Our success will depend on our ability to manage this growth effectively. We intend to further expand our overall business, client base, number of employees and operations and to continue to expand our operations internationally. Managing a large, diverse and geographically dispersed client base and workforce requires substantial management effort and significant additional investment in our team, technology and infrastructure. In order to support and sustain our growth, we must continue to improve our technology and our operational, financial and management controls and reporting procedures, and all of these investments will increase our costs. Furthermore, we have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these uncertainties are incorrect or change as a result of changes in the market in which we operate, if we do not address these risks successfully or if we fail to successfully plan for and manage our growth, our operating and financial results could differ materially from our expectations and our business and growth prospects could be adversely affected.

Our operating results and revenue will be adversely affected if we are not able to attract new clients, retain existing clients or sell additional functionality and services to existing clients.
To continue to grow our business, we must attract new clients and retain and sell additional products and services to existing clients. Many of our subscription agreements do not automatically renew at the end of their terms and some have termination clauses that could result in early termination. As the interactive marketing industry matures and as competitors introduce lower cost or differentiated competitive products or services, our ability to effectively compete with respect to pricing, technology, functionality, services and support could be impaired. In such an event, we may be unable to attract new clients or renew our agreements with existing clients on favorable or comparable terms to prior periods. In addition, we may not be able to accurately predict new subscriptions or subscription renewal rates and the impact these rates may have on our future revenue and operating results. These events and developments could have a material adverse effect on our revenue, gross margin and other operating results.
Defects or errors in our SaaS solutions could harm our reputation, result in significant costs to us and impair our ability to sell our solutions.
Our suite of cross-channel, interactive marketing SaaS solutions is inherently complex and may contain defects or errors, which may cause disruptions in availability or other performance problems that could include prolonged down-time. Any such errors, defects, disruptions in service or other performance problems, whether in connection with day-to-day operations, bug fixes, upgrades or otherwise, could be costly for us to remedy, damage our clients’ businesses and harm our reputation. In addition, if we have any such errors, defects, disruptions in service or other performance problems, our clients could terminate their agreements, elect not to renew their subscriptions, delay or withhold payment, or make claims against us. Any of these actions could result in lost business, increased insurance costs, difficulty in collecting our accounts receivable and costly litigation. Such errors, defects or other problems could also result in reduced sales or a loss of or delay in the market acceptance of our solutions.
We have been dependent on our clients’ use of email as a channel for interactive marketing, and any decrease in the use of email for this purpose would harm our business, growth prospects, operating results and financial condition.
Historically, our clients have primarily used our SaaS solutions for email-based interactive marketing to consumers who have given our clients permission to send them emails. We expect that email will continue to be the primary channel used by our clients for the foreseeable future. Should our clients lose confidence in the value or effectiveness of email marketing, or if other interactive channels are perceived to be more effective than email marketing, the demand for our solutions may decline. A number of factors could adversely affect our clients’ assessment of the value or effectiveness of email marketing, including continual growth in the number of emails consumers receive on a daily basis, the inability of Internet service providers (“ISPs”) to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes, security concerns regarding viruses, worms or similar problems affecting Internet and email utilization and increased governmental regulation or restrictive policies adopted by ISPs that make it more difficult or costly to utilize email for marketing communications.
The market for cross-channel, interactive marketing SaaS solutions is relatively new and emerging. If the market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.
The market for cross-channel, interactive marketing SaaS solutions, such as ours, is relatively new and may not achieve or sustain high levels of demand and market acceptance. While email has been used successfully for interactive marketing for several years, marketing via new interactive marketing channels such as mobile and social media is not as well established, and revenue from email represents a substantial majority of our total revenue. The future growth of our business depends both on the acceptance and expansion of emerging interactive marketing channels, as well as the continued use and growth of existing interactive marketing channels, including email. Even if interactive marketing through these channels becomes widely adopted, our suite of cross-channel, interactive marketing SaaS solutions may not continue to be utilized by our existing clients or we may not acquire new clients. Organizations may not make significant investments in cross-channel, interactive marketing solutions and may not purchase SaaS solutions to address their interactive marketing needs. If cross-channel, interactive marketing SaaS solutions are not widely adopted, or the market for such SaaS solutions does not develop as we expect, our business, growth prospects and financial condition would be adversely affected.
Our inability to successfully acquire and integrate other businesses, products or technologies could harm our operating results.
Between 2009 and September 30, 2012, we acquired a social media management and engagement platform and three international software reseller partners. In October 2012, we acquired Pardot, a marketing automation software provider and iGoDigital, a developer of advanced website solutions. These recent acquisitions increase the functionality of our solutions, but whether we are able to successfully integrate Pardot and iGoDigital will depend in large part on our ability to demonstrate to existing and potential clients the value of these specific solutions within the context of our suite of cross-channel, interactive marketing SaaS solutions. It may take longer than expected to realize the full benefits from these two acquisitions, such as increased revenue or enhanced market share, or those benefits may ultimately be smaller than anticipated or may not be realized at all. These events could harm our operating results or financial condition.
In addition to the Pardot and iGoDigital acquisitions, we will in the ordinary course of our business continue to actively evaluate acquisitions and strategic investments, some of which may be significant in size, in businesses, products or technologies that we believe could complement or expand our existing solutions, expand our client base and operations worldwide, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. We expect from time to time we will enter into letters of intent with companies with which we are negotiating potential acquisitions or investments or as to which we are conducting due diligence. We may in the future enter into binding definitive agreements with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies. Such transactions could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We have limited experience in successfully acquiring and integrating businesses, products and technologies. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.
Additionally, in connection with any acquisitions we complete, including Pardot and iGoDigital, we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions using existing cash, as we did in large part for both the Pardot and iGoDigital acquisitions, the reduction of our available cash could cause us to face liquidity issues or cause other unanticipated problems in the future. If we finance acquisitions by issuing convertible debt or equity securities, the ownership interest of our existing stockholders may be diluted, which could adversely affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.
Evolving domestic and international data privacy regulations may restrict our clients’ ability to solicit, collect, process, disclose and use personal information or may increase the costs of doing so, which could harm our business.
Federal, state and foreign governments and supervising authorities have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure or use of consumers’ personal information. Evolving and changing regulations regarding personal data and personal information, both within the European Union and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business. Such laws and regulations require or may require companies to implement privacy and security policies, permit consumers to access, correct or delete personal information stored or maintained by such companies, inform individuals of security incidents that affect their personal information, and, in some cases, obtain consent to use personal information for certain purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of certain technologies, such as those that track individuals’ activities on web pages or record when individuals click on a link contained in an email message. Such laws and regulations could restrict our clients’ ability to collect and use email addresses, web browsing data and personal information, which may reduce demand for our solutions. Changing industry standards and industry self-regulation regarding the collection, use and disclosure of certain data may have similar effects. Existing and potential future privacy and data protection laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may also negatively affect the public’s perception of interactive marketing, including marketing practices of our clients. If our solutions are perceived to cause, or are otherwise unfavorably associated with, invasions of privacy, whether or not illegal, we or our clients may be subject to public criticism. Public concerns regarding data collection, privacy and security may also cause some consumers to be less likely to visit our clients’ websites or otherwise interact with our clients, which could limit the demand for our solutions and inhibit the growth of our business.
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
Our operations involve the storage and transmission of client and consumer data. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyberattacks and other malicious Internet-based activity continue to increase, and SaaS-based platform providers of interactive marketing services have been targeted. Our security measures and the contractual restraints we maintain to prevent our clients from loading sensitive health, personal and financial information into our SaaS platform may not be sufficient to prevent the storage of such information on our systems or to prevent our systems from being compromised. We do not regularly monitor or review the content that our clients upload and store and, therefore, do not control the substance of the content within our hosted environment. If clients use our suite of cross-channel, interactive marketing SaaS solutions for the transmission or storage of personally identifiable information and our security measures are compromised as a result of third-party action, employee or client error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our clients’ data. A failure or inability to meet clients’ expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain clients and attract new business.
Many governments have enacted laws requiring companies to notify individuals of data security incidents involving certain types of personal data. In addition, some of our clients contractually require notification of any data security compromise. Security compromises experienced by our competitors, by our clients or by us may lead to public disclosures, which may lead to widespread negative publicity. Any security compromise in our industry, whether actual or perceived, could harm our reputation, erode client confidence in the effectiveness of our security measures, negatively impact our ability to attract new clients, cause existing clients to elect not to renew their subscriptions or subject us to third-party lawsuits, regulatory fines or other action or liability, which could materially and adversely affect our business and operating results.
There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing general liability insurance coverage and coverage for errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to scale our infrastructure quickly enough to meet our clients’ growing needs and, even if we can, our operations may be disrupted or our operating results could be harmed.
As usage of our suite of cross-channel, interactive marketing SaaS solutions grows and as clients use our solutions for more advanced interactive marketing programs, we will need to devote additional resources to improving our application architecture and our infrastructure to maintain our solutions’ performance. Any failure of or delays in our systems could cause service interruptions or impaired system performance. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to clients, result in decreased sales to new clients and lower renewal rates by existing clients, which could hurt our revenue growth and our reputation. We also may need to expand our hosting operations at a more rapid pace than we have in the past. This would involve spending substantial amounts to purchase or lease data center capacity and equipment, upgrade our technology and infrastructure and introduce new SaaS solutions. Similarly, our international expansion efforts could require us to use data centers located outside the United States. We may not be able to scale our existing systems in a manner that is satisfactory to our existing or prospective clients, especially those located outside the United States. In addition, any such expansion will require management time and support, could be expensive and complex, could result in inefficiencies, unsuccessful data transfers or operational failures, could reduce our margins and could adversely impact our financial results. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all.

Failures of the third-party hardware, software and infrastructure on which we rely, including third-party data center hosting facilities, could impair the delivery of our solutions and adversely affect our business.
We rely on hardware and infrastructure, which is purchased or leased, and software licensed from third parties, to offer our suite of cross-channel, interactive marketing SaaS solutions and related professional services. For example, we rely on bandwidth providers, ISPs, mobile providers and social networks to deliver messages to consumers on behalf of our clients. Any errors or defects in third-party hardware, software or infrastructure could result in errors, interruptions or a failure of our SaaS solutions. Furthermore, this hardware, software and infrastructure may not continue to be available on commercially reasonable terms, or at all. The loss of the right to use any of this hardware, software or infrastructure could limit access to our SaaS solutions.
We currently serve our clients from two third-party data center hosting facilities located in Indianapolis, Indiana and one in Las Vegas, Nevada. Although our network infrastructure is generally redundant in each of our data centers, our data storage and operational capabilities are not fully redundant across data centers. The owners and operators of these facilities do not guarantee that our clients’ access to our solutions will be uninterrupted, error-free or secure. We do not control the operation of these facilities, and such facilities are vulnerable to damage or interruption from a tornado, earthquake, fire, cyber-attack, terrorist attack, power loss, telecommunications failure or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions. If for any reason our arrangement with one or more of the third-party data centers we use is terminated, we could incur additional expense in arranging for new facilities and support. In addition, the failure of the data centers to meet our capacity requirements could result in interruptions in the availability of our SaaS solutions or impair the functionality of our SaaS solutions, which could adversely affect our business.
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
The markets for interactive marketing solutions are fragmented, highly competitive and rapidly changing. With the introduction of new technologies and potential new entrants into these markets, we expect competition to intensify in the future, which could harm our ability to increase sales and maintain our margins. We provide interactive marketing solutions to a broad array of clients, ranging from enterprises to small businesses. We have a number of competitors, including Aprimo, Inc. (which was acquired by Teradata Corporation in 2011), CheetahMail Inc. (a subsidiary of Experian Group Limited), e-Dialog Inc. (a subsidiary of eBay, Inc.), Eloqua Limited, Epsilon Data Management, LLC (a subsidiary of Alliance Data Systems Corporation), Marketo, Inc., Responsys, Inc., Silverpop Systems Inc., StrongMail Systems, Inc., Unica Corporation (which was acquired by International Business Machines Corporation in 2010) and Yesmail (a division of infoGROUP Inc.). To a lesser degree, we compete with a number of email marketing providers focused on the small business market. We also face competition from social media marketing providers, such as Buddy Media, Inc. and Radian6 Technologies, Inc. (which were acquired by salesforce.com, inc. in 2012 and 2011, respectively), and from mobile marketing service providers, as well as from in-house solutions that our current and prospective clients may develop.
We may also face competition from new companies entering our markets, which may include large established businesses, such as Adobe Systems Incorporated, Amazon.com, Inc., Google Inc., Oracle Corporation or salesforce.com, inc., each of which currently offers, or may in the future offer, interactive marketing or related applications such as applications for customer relationship management, analysis of Internet data and marketing automation. Google Inc. and Oracle Corporation have recently acquired companies offering social media marketing services. If these or other companies decide to develop, market or resell competitive interactive marketing products or services, acquire one of our competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be compromised, and our operating results could be harmed. Furthermore, we believe that our industry may experience further consolidation, which could lead to increased competition and result in pricing pressure or loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenue.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services than we can, may have more extensive customer bases and broader customer relationships than we have and may have longer operating histories and greater name recognition than we have. In some cases, these companies may choose to offer interactive marketing applications at little or no additional cost to the customer by bundling them with their existing applications. If we are unable to compete with such companies, the demand for our suite of cross-channel, interactive marketing SaaS solutions and related professional services could decline and adversely affect our business, operating results and financial condition.
If we fail to effectively expand our sales and marketing capabilities and teams, we may not be able to increase our client base and achieve broader market acceptance of our SaaS solutions.
Increasing our client base and achieving broader market acceptance of our suite of cross-channel, interactive marketing SaaS solutions will depend on our ability to expand our sales and marketing teams and their capabilities to obtain new clients and sell additional products and services to existing clients. We believe there is significant competition for direct sales professionals with the skills and technical knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training and retaining sufficient numbers of direct sales professionals. New hires require significant training and time before they become fully productive, and may not become as productive as quickly as we anticipate. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding significant increase in revenue.
In addition to our direct sales team, we also extend our global sales distribution through relationships with approximately 500 marketing service providers. These providers do not have exclusive relationships with us, and we cannot be certain that these partners will prioritize or provide adequate resources for selling our solutions. Establishing and retaining qualified partners and training them in our solutions requires significant time and resources. If we are unable to devote sufficient time and resources to establish and train these partners, or if we are unable to maintain successful relationships with them, our business could be adversely affected.
Because our long-term growth strategy involves further expansion of our sales to clients outside the United States, our business will be susceptible to risks associated with international operations.
A key component of our growth strategy involves the further expansion of our operations and client base internationally. We currently have offices in the United Kingdom, Australia, Brazil, Germany, and France. As we continue to expand the sales of our suite of cross-channel, interactive marketing SaaS solutions to clients outside the United States, our business will be increasingly susceptible to risks associated with international operations. Among the risks and challenges we believe are most likely to affect us with respect to international expansion are:

•
difficulties and expenses associated with the continued adoption of our suite of cross-channel, interactive marketing SaaS solutions for international markets, including translation into foreign languages;

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
Our business depends on our ability to satisfy our clients and meet their business needs. If a client is unsatisfied, we could lose the client, we could incur additional costs to remedy the situation, or the profitability of our relationship with that client may be impaired. Negative publicity resulting from issues related to our client relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new clients and maintain and expand our relationships with existing clients. In addition, supporting enterprise clients could require us to devote significant development services and support personnel, which could strain our team and infrastructure, and reduce our profit margins. If any of these were to occur, our revenue may decline; we may not realize future growth; and our operating results may be materially and adversely affected.
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

•	changes in the levels of our capital expenditures;

•	the amount and timing of costs associated with recruiting, training and integrating new employees; and

•	failure to successfully manage any acquisitions or the occurrence of write-downs, impairment charges or unforeseen liabilities in connection with acquisitions.
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
Our strategy is to sell our suite of cross-channel, interactive marketing SaaS solutions to organizations of all sizes. While we serve all of our clients from our single SaaS platform, our profit margins can vary depending on numerous factors, including the number of clients using our SaaS solutions, the complexity and frequency of their use, the level of utilization, the volume of messages sent, the amount of stored data and the level of professional services and support required by a client. For example, because our professional services offerings typically have a higher cost of revenue than subscriptions to our SaaS solutions, any increase in sales of professional services would likely have an adverse effect on our overall gross profit margin and operating results. Enterprise organizations generally require more professional services compared to small businesses and medium-sized companies and, as a result, the overall margin for our enterprise engagements may be lower. We supplement our internal professional services team with third parties to provide professional services, and our goal is to expand these relationships over time. If we are unable to expand our network of third-party service providers, or if we are unable to retain existing third-party service providers, some of which have accumulated valuable knowledge and experience with our solutions, we will likely have to expand our internal team to meet the needs of our clients, which could increase our operating costs and result in lower gross margins. If the mix of organizations that purchase our solutions changes, or the mix of solution components purchased by our clients changes, our profit margins could decrease and our operating results could be adversely affected.
As the number of enterprise clients that we serve increases, we may encounter implementation challenges, and we may have to delay revenue recognition for some complex engagements, which would harm our business and operating results.
We may face unexpected challenges with some enterprise clients or more complicated implementations of our suite of cross-channel, interactive marketing SaaS solutions with such clients. It may be difficult or expensive to implement our SaaS solutions if a client has unexpected data, hardware or software technology challenges, or complex or unanticipated business requirements. In addition, prospective enterprise clients may require acceptance testing related to implementation of our SaaS solutions. Implementation delays may also require us to delay revenue recognition until the technical or implementation requirements have been met. Any difficulties or delays in the initial implementation could cause clients to delay or forego future purchases of our solutions, in which case our business, operating results and financial condition would be adversely affected.

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
Competition for executive officers, software developers and other key employees in our industry is intense. In particular, we compete with many other companies for executive officers, for software developers with high levels of experience in designing, developing and managing software, as well as for skilled sales and operations professionals, and we may not be successful in attracting and retaining the professionals we need. Job candidates and existing employees often consider the actual and potential value of the equity awards they receive as part of their overall compensation. Thus, if the perceived value or future value of our stock declines, our ability to attract and retain highly skilled employees may be adversely affected. In addition, subject to black-out periods under our insider trading policy, many of our existing employees may exercise vested options and sell our stock, which may make it more difficult for us to retain key employees. If we fail to attract new employees or fail to retain and motivate our current employees, our business and future growth prospects could be harmed.
We derive a significant portion of our revenue from clients in the retail and e-commerce, media and entertainment, travel and hospitality, financial services and insurance, technology, daily-deal and flash-sale industries, and any downturn in these industries could harm our business.
A significant portion of our revenue is derived from clients in the retail and e-commerce, media and entertainment, travel and hospitality, financial services and insurance, technology, daily-deal and flash-sale industries. Any downturn in any of these industries may cause our clients to reduce their spending on interactive marketing solutions, delay or cancel interactive marketing projects or seek to terminate or renegotiate their contracts with us. Also, the increased pace of consolidation in any of these industries may result in reduced overall spending on our solutions. In particular, if our clients are acquired by entities that are not our clients, that use fewer of our solutions or that choose to discontinue, reduce or change the terms of their use of our solutions, our business and operating results could be materially and adversely affected.
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
Our overall performance depends on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us. The U.S. economy and other key international economies have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of information technology spending and could adversely affect our clients’ ability or willingness to purchase our suite of cross-channel, interactive marketing SaaS solutions and services, delay prospective clients’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the economic recovery or any subsequent economic slowdown worldwide, in the United States, or in our industry.

Any violation of our policies or misuse of our SaaS solutions by our clients could damage our reputation and subject us to liability.
Our clients could misuse our SaaS solutions by, among other things, transmitting negative messages or website links to harmful applications, sending unsolicited commercial email, reproducing and distributing copyrighted material without permission, reporting inaccurate or fraudulent data and engaging in illegal activity. Any such use of our suite of SaaS solutions could damage our reputation and could subject us to claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our clients may use our SaaS solutions to promote their products and services in violation of federal, state and foreign laws. We rely on contractual representations made to us by our clients that their use of our SaaS solutions will comply with our policies and applicable law, including, without limitation, our Anti-Spam Policy. Although we retain the right to review customer lists and emails to verify that clients are abiding by our policies, our clients are ultimately responsible for compliance with our policies, and we do not audit our clients to confirm compliance with our policies.
We cannot predict whether the use of our SaaS solutions would expose us to liability under applicable laws or subject us to other regulatory action. Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending against such claims, or our reputation may be damaged. If we are found liable in connection with our clients’ activities, we could be required to pay fines or penalties, redesign our SaaS solutions or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.
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
In addition, some states have passed laws regulating commercial email. In some cases, these laws are significantly more punitive and difficult to comply with than the CAN-SPAM Act. For example, Utah and Michigan have enacted do-not-email registries to protect minors from receiving unsolicited commercial email marketing adult content and other products that minors are prohibited from obtaining. Whether such state laws are preempted in whole or in part by the CAN-SPAM Act is uncertain. Furthermore, certain foreign jurisdictions, such as Australia, Canada and the European Union, have also enacted laws that regulate email. Some of these laws are more restrictive than U.S. laws.
As Internet commerce continues to evolve and grow, increasing regulation by federal, state or foreign governments may become more likely. Federal, state or foreign jurisdictions may in the future enact laws or regulations restricting the ability to conduct interactive marketing through mobile, social media and web channels. The cost to comply with such laws or regulations could be significant and would increase our operating expenses. We may be unable to pass along those costs to our clients in the form of increased subscription fees. If such restrictions require us to change one or more aspects of the way we operate our business, it could impair our ability to attract and retain clients or otherwise harm our business.
Noncompliance with any existing or future laws and regulations may subject us to significant financial penalties. If we are found to have violated these laws or regulations or if our clients are found to have violated these laws or regulations, we could be required to pay penalties, which would adversely affect our financial performance and harm our reputation and our business.
Regulation of the Internet and the lack of certainty regarding the application of existing laws to the Internet could substantially harm our operating results and business.
We are subject to laws and regulations applicable to doing business over the Internet. It is often not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet, as these laws have in some cases failed to keep pace with technological change. Recently-enacted laws governing the Internet could also impact our business. For instance, existing and future regulations on taxing Internet use or restricting the exchange of information over the Internet could result in reduced growth or a decline in the use of the Internet and could diminish the viability of our services. Furthermore, it is possible that governments of one or more countries may censor, limit or block certain users’ access to websites or other social media services. Changing industry standards and industry self-regulation regarding the collection, use and disclosure of certain data may have similar effects. Any such adverse legal or regulatory developments could substantially harm our operating results and our business.
If we are unable to protect our proprietary technology and intellectual property, our business could be adversely affected.
Our success is dependent upon our ability to protect our proprietary technology and intellectual property, which may require us to incur significant costs. We rely on a combination of confidentiality obligations in contracts, patents, copyrights, trademarks, service marks, trade secret laws and other contractual restrictions to establish and protect our proprietary rights. In particular, we enter into confidentiality and invention assignment agreements with all of our employees and consultants and enter into confidentiality agreements with the parties with whom we have business relationships in which they will have access to our confidential information. No assurance can be given that these agreements or other steps we take to protect our intellectual property will be effective in controlling access to and distribution of our solutions and our confidential and proprietary information. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized uses of our intellectual property. Despite our precautions, it may be possible for third parties to copy our solutions and use information that we regard as proprietary to create products and services that compete with ours. Third parties may also independently develop technologies that are substantially equivalent or superior to our solutions. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our solutions may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our solutions and proprietary information may increase.
In some cases, litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets. Litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights and exposing us to significant damages or injunctions. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting less-advanced or more-costly technologies into our solutions or harm our reputation. In addition, we may be required to license additional technology from third parties to develop and market new solutions, and we cannot assure you that we could license that technology on commercially reasonable terms or at all.
We cannot be certain that any patents will be issued with respect to our current or potential patent applications.
As of September 30, 2012, we had nine patent applications pending in one or more jurisdictions and no issued patents. We do not know whether any of our patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent any of our applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. Some of our technology is not covered by any patent or patent application.
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
We may be sued by third parties for alleged infringement of their proprietary rights or for other intellectual property related claims.
The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in our industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, we have received threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others, and we may be found to be infringing upon such rights. For example, one company with which we have a license has asserted that it may be a violation of a sublicensing prohibition contained in that license for us to use our platform to provide services to customers through our reseller and agency partners.
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
The functionality of our solutions depends on our ability to integrate them with third-party applications and data management systems used by our clients to obtain consumer data. In addition, we rely on access to third-party APIs to provide our social media channel offerings through social media platforms. Third-party providers of marketing applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in a manner adverse to us, including by charging higher fees. Such changes could limit our ability to integrate or could prevent us from integrating our software with these third-party applications and platforms, which could impair the functionality of our software and harm our business. Further, if we fail to integrate our software with new third-party applications and platforms that our clients use for marketing purposes, or if we fail to adapt to the data transfer requirements of such third-party applications and platforms, demand for our solutions could decrease, which would harm our business and operating results.
The market forecasts included in our Prospectus may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you that our business will grow at similar rates, or at all.
The market forecasts included in our Prospectus, including the forecasts by Forrester and Gartner, Inc. (“Gartner”), are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. This risk also applies to forecasts of anticipated spending on interactive marketing channels. Market data and forecasts relating to international spending on interactive marketing are even more limited than data for the U.S. market. If the forecasts of market growth or anticipated spending prove to be inaccurate, our business and growth prospects could be adversely affected. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all. Our future growth is subject to many factors, including our ability to successfully implement our business strategy, which itself is subject to many risks and uncertainties. Accordingly, the forecasts and market data in our Prospectus should not be taken as indicative of our future growth.
We may not be able to utilize a significant portion of our net operating loss carry-forwards, which could adversely affect our operating results and cash flows.
As of September 30, 2012, we had $74.7 million of net operating loss carry-forwards and $10.2 million of net operating loss carry-forwards from unrecognized stock option exercise deductions. Utilization of these net operating loss carry-forwards depends on many factors, including our future income, which cannot be assured. Our loss carry-forwards begin to expire in 2029. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carry-forwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Although we have undergone one or more ownership changes as a result of prior financings, we believe that any such change in ownership and the corresponding annual limitation likely will not prevent us from using our current net operating losses in any significant or material way. However, future ownership changes or future regulatory changes could limit our ability to utilize our net operating loss carry-forwards. To the extent we are not be able to offset our future income against our net operating loss carry-forwards, this would adversely affect our operating results and cash flows.
Tax laws or regulations could be enacted or existing laws could be applied to us or our clients, which could increase the costs of our solutions and adversely impact our business.
The application of federal, state, local and international tax laws to services and products provided electronically is evolving. New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services and products provided over the Internet or via email, which could discourage the use of the Internet and email as a means of commercial marketing, adversely affecting the viability of our solutions. These enactments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows. In addition, if we are unsuccessful in collecting required taxes from our clients, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows.
In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us (possibly with retroactive effect), which could require us or our clients to pay additional tax amounts, as well as require us or our clients to pay fines or penalties and interest for past amounts. For example, if tax authorities reclassify as employees the third-party professional services consultants we engage as independent contractors, we may be subject to retroactive taxes and penalties for failure to withhold federal or state income tax or Federal Insurance Contributions Act payments, and failure to provide workers’ compensation insurance with respect to such third-party professional services consultants.
As a public company, our business is subject to regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that increase both our costs and the risk of noncompliance with applicable laws.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the New York Stock Exchange (“NYSE”). Being subject to these rules and regulations has increased our legal, accounting and financial compliance costs, made some activities more difficult, time-consuming and costly and also placed significant additional strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2013, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and, if we are no longer an “emerging growth company” under the JOBS Act, our independent registered public accounting firm, to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for such year, as required by Section 404 of the Sarbanes-Oxley Act. This will require us to incur substantial accounting expense and expend significant management efforts. We have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies are found.
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
We do not expect that disclosure controls or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.
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
In the future, we may require additional capital to pursue business opportunities or acquisitions or respond to challenges and unforeseen circumstances. We may also decide to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. Any debt financing we obtain in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The holders of approximately 50% of our common stock outstanding as of September 30, 2012 will have rights, subject to some conditions, to require us to include their shares in registration statements that we may file for ourselves or our stockholders. If these holders exercise such registration rights and require us to include their shares in a registration statement that we propose to file, and the managing underwriter advises us that the inclusion of all shares requested by the holders would interfere with the successful marketing of the securities in such registration, the securities to be included in such registration are to be allocated to the holders first and the number of shares we propose to sell would be reduced.
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

Risks Related to the Ownership of Our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the public offering price.
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In addition to the other risk factors described herein, these factors include:

•	actual or anticipated fluctuations in our revenue and other operating results;

•	the financial guidance we may provide to the public, any changes in such guidance, our failure to meet any such guidance or any changes in analysts' recommendations;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of software or other technology companies, particularly companies in our industry;

•	the addition or loss of significant clients;

•	fluctuations in the trading volume of our common stock or the size of our public float;

•	announcements by us with regard to the effectiveness of our internal controls and our ability to accurately report our financial results;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	general economic, legal, regulatory and market conditions unrelated to our performance;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
The stock markets have experienced extreme fluctuations in price and trading volume that have caused and will likely continue to cause the stock prices of many technology companies to fluctuate in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of declining stock prices. If we were to become involved in securities litigation, we could face substantial costs and be forced to divert resources and the attention of management from our business, which could adversely affect our business.
If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts only recently began to cover us and may cease to do so. If securities or industry analysts cease to cover our company, the trading price of our stock could decline. A downgrade of our stock or the publication of inaccurate or unfavorable research about our business would likely cause our stock price to decline. If one or more of these analysts cease to cover our company or fail to publish reports about us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
Sales of substantial amounts of our common stock in the public market, or the perception that they might occur, could reduce the price that our common stock might otherwise attain.
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. We have a small public float relative to the total number of shares of our common stock that are issued and outstanding, and approximately 50% of our issued and outstanding shares are currently restricted as a result of securities laws, lock-up agreements or other contractual provisions that restrict transfers.
Sales of substantial amounts of our common stock in the public market following the release of lock-up periods or otherwise, or the perception that these sales could occur, could cause the market price of our common stock to decline.
We may in the future issue additional equity securities, which may have a dilutive effect on your investment.
We may issue shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments or otherwise. Any such issuance could result in ownership dilution to our existing stockholders and cause the trading price of our common stock to decline. Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company”, as defined in the JOBS Act, and we will take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years from March 21, 2012, the date of our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur at the end of the fiscal year during which the market value of our common stock that is held by non-affiliates is at least $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result of such exemptions, there may be a less active trading market for our common stock and our stock price and trading volume may decline.
Under Section 107(b) of the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
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

•
our board of directors may issue, without stockholder approval, up to 10,000,000 shares of preferred stock with terms set by the board of directors, certain rights of which could be senior to those of our common stock;

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

Our directors, executive officers and principal stockholders collectively own approximately 50% of our outstanding common stock and continue to have substantial control over the company.
As of September 30, 2012, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 50% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

101
The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited); Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text. **

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

Date:	November 9, 2012	By:	/s/ Scott D. Dorsey
Scott D. Dorsey Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2012	By:	/s/ Steven A. Collins
Steven A. Collins Chief Financial Officer (Principal Financial Officer)