Form 10-K
period 2012-12-31
ExactTarget, Inc.
filed 2013-02-22
CIK 1420850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K
_______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-35461
_______________
ExactTarget, Inc.
(Exact name of registrant as specified in its charter)
_______________

Delaware	20-1367351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
20 North Meridian Street, Suite 200, Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip code)
(317) 423-3928
(Registrant’s telephone number, including area code)
_______________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.005 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated Filer	☐
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $546,320,573, based on the closing price as reported on the New York Stock Exchange.
As of February 5, 2013 there were approximately 68,671,803 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

EXACTTARGET, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2012

Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by various forms of words such as, but not limited to, “believe,” “may,” “might,” “could,” “will,” “should,” “seek,” “estimate,” “continue,” “anticipate,” “project,” “intend,” “deliver,” “expect,” “forecast,” “goals,” “objectives,” “targets,” “plans,” “potential,” “scheduled” and similar expressions that are not statements of historical fact. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10-K.
All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statements or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.
References in this Annual Report on Form 10-K to “ExactTarget,” “we,” the “company,” “us” and “our” refer to ExactTarget, Inc. and its wholly-owned subsidiaries.

PART I
ITEM 1. BUSINESS
Overview
We are a leading global provider of cross-channel, digital marketing SaaS solutions that empower organizations of all sizes to communicate with their customers through the digital channels they use most - email, mobile, social media and websites. Our solutions provide marketers with a broad and powerful suite of integrated applications to plan, automate, deliver and optimize data-driven digital marketing campaigns and real-time communications to drive customer engagement, increase sales and improve their return on marketing investment.
Our suite of cross-channel, digital marketing applications include email, mobile, social media, websites, marketing automation and data management. These applications are integrated with our campaign management, calendaring, real-time dashboard, integrated reporting, automation and data management tools to provide marketers a comprehensive, yet easy-to-use, solution to manage, automate and engage in real-time digital marketing. In addition, our highly-scalable and flexible multi-tenant SaaS platform, we call FUEL, provides a robust integration framework that enables clients to integrate data from virtually any relevant source and leverage productized integrations with leading third-party Customer Relationship Management ("CRM"), web analytics and e-commerce providers to further enhance the relevancy of their digital communications. Through our platform, we also provide open application programming interfaces ("APIs") and developer tools that allow third parties to embed our technology into their solutions and build applications on our platform.
Our global sales organization is focused on adding new clients and expanding relationships with existing clients. We believe our team is the largest sales organization devoted to selling digital marketing SaaS solutions with over 400 sales professionals located on four continents. Our field sales team sells into the enterprise market, while our inside sales team sells to small and medium-sized organizations primarily via telesales. Our relationship management sales team focuses on strengthening client relationships, driving contract renewals and selling additional applications to existing clients. We also extend our sales distribution through relationships with approximately 500 marketing service providers that resell our solutions to their customers.
Our direct client base consisted of approximately 6,000 organizations as of December 31, 2012, ranging from enterprises to small businesses in numerous industries, including retail and e-commerce, media and entertainment, travel and hospitality, financial services and insurance, internet and technology, and marketing service providers. Among our direct clients are U.S.-based companies such as Ally Financial, Inc., Angie's List, Inc., CareerBuilder, LLC, Microsoft Corporation, Nationwide Mutual Insurance Company, Oakley, Inc., OneAmerica Financial Partners, Inc., One King's Lane, Inc., Papa John's International, Inc., priceline.com Incorporated, The Scotts Miracle-Gro Company, Tommy Hilfiger Group, WellPoint, Inc. and Zappos.com, Inc., and companies headquartered outside the United States such as Abril Group (Brazil), Fairfax Media Limited (Australia), Icelandair Group (Iceland) and Telegraph Media Group Limited (United Kingdom). Several thousand additional organizations utilize our SaaS solutions through their relationships with our marketing service provider clients. Our client base is diverse, and no single client represented more than 5% of our overall revenue for any of the years ended December 31, 2012, 2011 and 2010.
We provide our solutions primarily through annual and multi-year subscriptions based on volume of contracted utilization, level of functionality, number of digital marketing channels, number of users and level of customer support. We have achieved 48 consecutive quarters of revenue growth and dollar-based subscription revenue renewal rates of over 100% in each of the years ended December 31, 2012, 2011 and 2010. For the years ended December 31, 2012, 2011 and 2010, our revenue was $292.3 million, $207.5 million and $134.3 million, representing period-over-period growth of 41%, 55%, and 41%, respectively.

We began our operations in December 2000 as ExactTarget, LLC, an Indiana limited liability company. In July 2004, ExactTarget, LLC merged into ExactTarget, Inc., a Delaware corporation. Our principal executive offices are located at 20 North Meridian Street, Suite 200, Indianapolis, Indiana 46204. Our main telephone number is (317) 423-3928, and our website address is www.exacttarget.com. Information contained on our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.
Industry Overview
Marketing has evolved significantly in recent years, driven by changes in media consumption, real-time engagement through social media and pervasive mobile connectivity through tablets and smart phones. For both business-to-business and business-to-consumer marketers, this new era requires organizations adopt the technology and expertise to plan, automate, deliver and optimize data-driven digital marketing and real-time communications across multiple digital channels, such as email, mobile, Twitter, Facebook and websites, in a coordinated and often simultaneous manner.

We believe digital marketing today requires organizations to adopt a flexible and scalable solution that enables marketers to easily integrate an ever increasing amount and variety of data to develop a cross-channel view of their customers and take action on that data by delivering the right message to the right person at the right time and through the right digital marketing channel.  Driven by consumers' real-time, cross-channel engagement and a rapidly evolving communications landscape, digital marketing today requires agility to add new, emerging channels to the digital marketing mix to engage with today's hyper-connected consumer.  When these emerging channels are seamlessly integrated with existing digital marketing programs, a new, more powerful marketing opportunity is created by delivering a consistent digital consumer experience that drives real-time, relevant engagement that results in a higher return on marketing investment.
Our Solutions
Our suite of cross-channel, digital marketing applications enables organizations of all sizes to plan, automate, deliver and optimize data-driven digital marketing campaigns and critical real-time communications through email, mobile, social media and websites. By integrating communications and data across multiple channels, our solutions empower our clients to create and deliver more relevant, engaging and effective customer communications, improving their return on marketing investment. Key benefits of our solutions include:

•
Cross-channel campaign management and engagement capabilities powered by a unified view of each consumer.    Our cross-channel, digital marketing suite includes email, mobile, social media, websites, marketing automation and data management applications that are integrated with campaign management, calendaring, automation, reporting and analytics tools to provide marketers with the ability to engage in and optimize real-time, cross-channel marketing. In addition, through the integration of these applications and previously disparate data sources, our solutions enable organizations to develop a unified view of each consumer - across both business-to-business and business-to-consumer campaigns, which in turn leads to improved targeting and delivery of relevant customer communications.

•
Automation of marketing campaigns and real-time communications.    Our solutions enable clients to automate processes required to deliver sophisticated, multi-stage marketing campaigns and personalized real-time communications, ranging from business-to-business lead nurturing campaigns to real-time order confirmations, e-statements, alerts, abandoned shopping cart reminders and many others. Automating these communications enables marketers to capitalize on real-time engagement and optimization rather than focusing on manual deployment of campaigns.

•
Highly-scalable and modular SaaS architecture to meet clients' evolving needs.    Our SaaS technology infrastructure supports large transaction volumes and allows our clients to store large amounts of data while maintaining high application availability and security essential for their business-critical communications. In addition, our SaaS architecture and modular product offerings enable our clients to easily add new channels and functionality and increase messaging volume as they expand their digital marketing programs. This architecture enables us to serve both business-to-business and business-to-consumer organizations of all sizes from a single platform.

•
Open and flexible cloud-based platform.    Our cloud-based platform's robust integration framework enables clients to integrate data from virtually any relevant source and leverage productized integrations with leading third-party CRM and web analytics providers such as Microsoft Dynamics CRM, salesforce.com, inc., SAP and Adobe Omniture to enhance the relevancy of digital communications. We also provide open APIs and developer tools that allow third parties to embed our technology into their solutions and build applications on our cloud-based platform.

•
Compliance with complex deliverability and regulatory standards.    We solve challenging issues associated with deliverability of our clients' digital communications and enable our clients to meet legal and regulatory compliance requirements through functionality embedded within our applications, relationships with Internet Service Providers ("ISPs") and telecommunications providers and our knowledge and experience regarding regulatory matters and deliverability standards.

Our Competitive Strengths
Our vision is to inspire and enable organizations of all sizes to leverage digital marketing technologies to achieve phenomenal business results. We have established a leadership position in digital marketing as evidenced by our global size, scale and growth, which we believe results in several key competitive strengths including:

•
Leadership driven by vision and focus on innovation.    Our vision, focus on innovation and significant investments have fueled our growth and enabled us to deliver digital marketing solutions that solve marketers'

complex challenges. Forrester Research Inc. ("Forrester") placed ExactTarget in the “Leader” category in its Forrester Wave™: Email Marketing Vendors, Q1 2012, January 20, 2012. We received the highest score possible in the Wave for our executive vision, development strategy and global strategy. We have extended our leadership position beyond email marketing through the integration of business-to-business marketing automation, advanced website personalization and product recommendations, social media management and engagement, the creation of our Social Media Lab and our cross-channel digital marketing solution - the Interactive Marketing Hub.

•
Market-leading size and scale and strong business momentum.    We believe our size, scale and strong business momentum provide us with substantial competitive advantages. With more than 1,600 employees located on four continents and $54.0 million of research and development investment in the year ended December 31, 2012, we provide marketers around the globe with the team and technology to improve return on investment from their digital marketing programs. Our substantial investments have led to strong business momentum, resulting in $292.3 million in revenue for the year ended December 31, 2012 an increase of 41% compared to the year ended December 31, 2011, 48 consecutive quarters of revenue growth and a direct client base of of approximately 6,000 organizations. These substantial investments contributed to an operating loss of $20.4 million for the year ended December 31, 2012.

•
Serving clients of all sizes, in many industries and geographies, from a single platform.    Our SaaS architecture and modular product offerings enable our clients to easily add functionality as they expand their digital marketing programs. Our highly-scalable architecture enables us to serve large, distributed enterprises with complex digital marketing requirements, as well as small and medium-sized organizations. As of December 31, 2012, our direct client base consisted of approximately 6,000 organizations in numerous industries, including retail and e-commerce, media and entertainment, travel and hospitality, financial services and insurance, internet and technology, and marketing service providers. We directly serve clients in the United States, Australia, Brazil, Canada, France, Germany, Sweden and the United Kingdom through our sales and services operations in those countries.

•
Large direct and indirect sales organization with global reach.    Our global sales organization is focused on adding new clients and expanding relationships with existing clients. We believe our team is the largest sales organization devoted to selling digital marketing SaaS solutions, with more than 400 sales professionals located on four continents. Our field sales team sells into the enterprise market, while our inside sales team sells to small and medium-sized organizations primarily via telesales. In addition to these new business teams, we have a relationship management sales team that focuses on strengthening client relationships, driving contract renewals and selling additional applications to existing clients. We also extend our sales distribution through relationships with approximately 500 marketing service providers that resell our solutions to several thousand additional organizations.

•
Corporate culture committed to client success.    Named for our primary brand color, our “Orange” culture reflects our employees' energy, passion and focus on client success and is widely regarded as one of our greatest assets. Brought to life through client interactions, employee functions and our inspiring annual user conferences, Connections and Connections Europe, our culture and client commitment are consistently cited as a key differentiator by clients, partners, prospective clients and employees. In 2012, we were named one of the nation's Best Places to Work for recent college graduates by Experience, Inc. for the second consecutive year and one of Indiana's Best Places to Work for the sixth consecutive year.

Our Growth Strategy
We intend to leverage our vision, our focus on innovation, the breadth of our solutions and our extensive digital marketing expertise to extend our market leadership and continue to fuel our growth. Key elements of our growth strategy include:

•
Continue to innovate and enhance our leading digital marketing solutions.    We intend to continue to make substantial investments in research and development to further enhance our cross-channel, digital marketing capabilities. We expect our investments to strengthen our leadership in email marketing while continuing to expand our mobile, social media, websites, marketing automation and data management applications through our Interactive Marketing Hub. We also plan to continue advancing our platform capabilities to accelerate third-party application development and integration.

•
Win new clients by expanding direct and indirect sales.    We believe the market for digital marketing solutions is large and underserved, and we will continue making significant investments to pursue this global market opportunity. To acquire new clients, we plan to continue to expand our direct sales organization of more than 400 sales professionals and our indirect distribution channels of approximately 500 marketing service providers. As we expand, we will continue to employ a disciplined and analytical sales strategy tailored for each market and industry.

•
Increase revenue from our existing clients.    With a direct client base of approximately 6,000 organizations in many markets and industries, we believe we have a significant opportunity to sell additional applications to our clients and expand their use of emerging digital channels, such as mobile, social media and marketing automation. Our team of relationship managers focuses on strengthening client relationships, driving contract renewals and selling additional applications to our existing clients. This focus has led to the achievement of dollar-based subscription revenue renewal rates of over 100% in each of the years ended December 31, 2012, 2011 and 2010.

•
Continue to expand our global presence.    We believe there is substantial opportunity to expand our business globally as adoption of digital marketing increases. Our strategic focus on global expansion has increased our non-U.S. revenue from approximately 8% for the year ended December 31, 2010, to approximately 18% for year ended December 31, 2012. We directly serve clients in the United States, Australia, Brazil, Canada, France, Germany, Sweden and the United Kingdom through our sales and services operations in those countries. As part of our strategy to expand into new global markets, our user interface is available in multiple languages for many of our applications.

•
Selectively pursue acquisitions.    We have successfully extended our business through acquisitions, both in terms of product functionality through our acquisitions of Pardot LLC ("Pardot"), iGoDigital Holdings, LLC and iGoDigital, Inc. (collectively "iGoDigital") and CoTweet, Inc., and geographic presence through the acquisitions of our resellers in the United Kingdom, Australia and Brazil. These acquisitions have strengthened our market leadership and broadened our product portfolio. In the ordinary course of our business, we continue to actively and selectively explore acquisition opportunities of companies and technologies to expand the functionality of our solutions, provide access to new clients or markets, or both.

Our Products
Our suite of cross-channel, digital marketing applications includes email, mobile, social media, websites, marketing automation and data management. These applications are integrated with our campaign management, calendaring, real-time dashboard, integrated reporting and automation and tools to provide marketers a comprehensive, yet easy-to-use, solution to manage, automate and engage in real-time digital marketing. In addition, our highly-scalable and flexible multi-tenant SaaS platform provides a robust integration framework that enables clients to integrate data from virtually any relevant source and leverage productized integrations with leading third-party CRM, web analytics and e-commerce providers to further enhance the relevancy of their digital communications. Through our FUEL platform, we also provide open APIs and developer tools that allow third parties to embed our technology into their solutions and build applications on our platform.
The following diagram illustrates our platform and suite of cross-channel, digital marketing applications.
Interactive Marketing Hub
The Interactive Marketing Hub provides both business-to-business and business-to-consumer marketers a comprehensive solution to engage in real-time, cross-channel marketing. The Interactive Marketing Hub integrates our email, mobile, social media, websites, marketing automation and data management applications with powerful analytics and automation. Integrated via our cloud-based FUEL platform, the Interactive Marketing Hub also extends the functionality of our applications with campaign management, a unified calendar, real-time dashboards and integrated reporting.
Applications
Our applications provide powerful, easy-to-use, digital marketing solutions to plan, automate, deliver and optimize messages across email, mobile, social media, websites and marketing automation. Applications can be purchased individually or as a suite, and are seamlessly integrated with the Interactive Marketing Hub's cross-channel campaign management, calendaring, real-time dashboard and integrated reporting tools. Each application is described below.

Email.    Our email marketing solutions enable organizations of all sizes to power data-driven email marketing campaigns and real-time communications to drive customer engagement, increase sales and improve their return on marketing investments. Forrester found ExactTarget to have the strongest current offering available for email marketing, awarding the application perfect scores for usability, triggered messaging capabilities, dynamic content and ability to automate multichannel analytics(1). Our multiple product editions and modular approach allow our clients to easily add functionality and increase messaging volume as they expand their digital marketing programs. Each edition is briefly described below:

•
 Core Edition is designed for small and medium-sized organizations as well as departments within enterprises and provides comprehensive, yet easy-to-use, functionality that includes content management tools, segmentation tools and reporting, such as opens, clicks, bounces and other performance metrics.

•
Advanced Edition is tailored to meet the needs of sophisticated email marketers. In addition to the capabilities included in the Core Edition, the Advanced Edition includes more sophisticated features such as content syndication, dynamic content, relational data, advanced marketing automation, real-time triggered and transactional communications for e-statements, alerts and order confirmations and advanced real-time reporting. The Advanced Edition also provides full access to our FUEL platform's open integration framework and developer tools that facilitate integration with other business systems and applications.

•
Enterprise Edition is built for large, distributed enterprises that need centralized control and compliance for email marketing communications. In addition to the capabilities included in the Advanced Edition, the Enterprise Edition includes enhanced international sending, advanced role and permission administration, content locking and sharing, and enterprise analytics and reporting. The Enterprise Edition can also include our simplified Xpress Sending interface that enables non-technical users within distributed marketing organizations to create and send emails using pre-approved content via defined templates.

(1) Forrester, The Forrester Wave™: Email Marketing Vendors, Q1 2012, January 20, 2012.

Mobile.    Our mobile applications enable marketers to create, automate, deliver and optimize the performance of personalized inbound and outbound short message service ("SMS") mobile messages and in-app mobile push notifications on smart phones and tablets. Each application is briefly described below:

•
MobileConnect provides an intuitive enterprise application to power SMS alerts and mobile marketing messages, featuring message templates, easy-to-use reporting, advanced enterprise management of short/long codes and keywords and cross-channel integration with campaigns across email, social media and the Web. The application enables the creation of mobile polls, quizzes, surveys, contests, mobile tickets, coupon redemption, SMS alerts and mobile opt-in for email campaigns and supports messaging in more than 80 countries worldwide.

•
MobilePush enables marketers to power push notifications to applications on smartphones and tablets and seamlessly integrate the message with campaigns across email, mobile, social and the Web. The application enables marketers to associate push messages with ExactTarget-powered campaigns, enabling cross-channel optimization to trigger relevant messaging based on consumer preferences and engagement across email, mobile, social and the Web.

In addition to our mobile applications, our mobile capabilities also include tools to optimize email and websites for rendering on mobile devices.

Social.  Our social media applications provide comprehensive solutions to manage engagement on social networks such as Twitter and Facebook and integrate social data and interactions into cross-channel campaigns. Each application is briefly described below:

•
SocialEngage (formerly CoTweet Enterprise) provides a comprehensive social media management application that enables teams to manage multiple social media accounts with administrator-defined user permissions and roles. The application supports real-time social media engagement and enables multiple users to create follow-up tasks and real-time alerts, view individual-level engagement history and consumer profiles including social influence scores, and schedule and automate future posts that can be associated with any campaign defined in the Interactive Marketing Hub.

•
SocialPages provides an easy-to-use drag and drop interface that allows marketers to easily create, publish and manage branded Facebook pages and tabs that display dynamic content and incorporate engaging features such as forms, YouTube videos, Flickr galleries and the Facebook Like button. The application supports gated content, which allows marketers to display content based on whether a visitor has previously “liked” the brand.

Web.  Our web applications provide a flexible solution to create, manage, host and integrate data-driven websites into cross-channel marketing campaigns. Each application is briefly described below:

•
LandingPages/Microsites provides an intuitive editor to create custom landing pages with pre-built content options, such as forms and consumer subscription centers and also provides full HTML control for more advanced users. LandingPages/Microsites support dynamic content, enabling marketers to optimize offers and increase engagement by displaying unique content based on a consumer's previous interactions or preferences.

•
iGoDigital provides a complete solution to power data-driven websites with predictive, real-time product recommendations and online guided selling experiences. The application enables marketers to observe and analyze online web browsing behavior and provide a guided selling process to develop customer profiles that can power automated cross-channel personalization and optimization.

Marketing Automation.    Our marketing automation applications provide a comprehensive solution to plan, automate, deliver and optimize both business-to-business and business-to-consumer digital lifecycle marketing campaigns. Each application is briefly described below:

•
Pardot provides business-to-business marketing automation with comprehensive lead scoring and lead management to automate, monitor and measure inbound and outbound business-to-business marketing activities to accelerate revenue growth and improve revenue predictability. Featuring seamless integrations with salesforce.com, Microsoft Dynamics CRM, Netsuite and Sugar CRM, Pardot powers personalized, multi-stage lead nurturing campaigns via email, websites and social media to maximize sales and increase sales and marketing efficiency.

•
Automation Studio provides business-to-consumer marketing automation with an intuitive drag and drop solution to plan, create and execute complex, multi-stage, cross-channel campaigns based on consumer behavior, time or custom attributes. Automated communications can be triggered by events such as product purchases, online registrations or website browsing behavior.

Data Management.  AudienceBuilder, our data management application, enables marketers to aggregate disparate data sources to create a unified view of each consumer. Through its intuitive drag and drop interface, AudienceBuilder enables marketers to explore and create advanced, multi-dimensional audience segments based on any multitude of user-defined variables, such as location, previous purchase or website browsing behavior. Once defined, these segments are instantly available for use across ExactTarget's applications to power targeted multi-stage, recurring cross-channel campaigns.
FUEL Platform
Our applications are delivered on or integrated with our highly-scalable and flexible, cloud-based FUEL platform. FUEL provides an open integration framework, enabling clients and third-party application providers to integrate data from systems such as CRM, web analytics, and e-commerce through our partner ecosystem of productized integrations with leading providers such as Microsoft Dynamics CRM, salesforce.com, inc., SAP, and Adobe Omniture. Clients and third-party application providers can leverage our APIs and developer tools to embed our technology into their solutions and build applications on our platform. Key features of our cloud-based FUEL platform are described below:

•	Common Data Model creates a unified, cross-channel view of each consumer by aggregating online behavioral data, channel engagement history, communication preferences and other online or offline data.

•
Security provides a single sign-on environment for all Interactive Marketing Hub applications secured by multiple technologies, including but not limited to two-factor authentication, IP whitelisting and IP blocking, and enables real-time monitoring and alerting of system activity.

•	Developer Tools provide a comprehensive library of user interface controls and APIs that enable developers to quickly build applications with a common look and feel on our cloud-based platform.

•
Integration Framework provides a comprehensive suite of integration capabilities that include our open APIs, CRM and Web analytics integrations, Embedded/Xpress Marketing and HubExchange. Our Embedded/Xpress Marketing solution enables independent software vendors and developers to embed the functionality of our email and mobile applications directly into their technology offerings. Our HubExchange enables marketing technology providers to develop and sell applications built on our platform while leveraging single sign-on and seamless integration into calendaring and campaign management.

Customer Support
All of our solutions include access to our exclusive, client-only social network, 3sixty. This online community currently enables more than 30,000 users to form groups, access on-demand tutorials, whitepapers and case studies, post questions, provide product feedback and access key subscription and account information. In addition, included in standard subscriptions to our solutions, all clients have access to our technical support, which is available 24 hours a day, 365 days a year by phone or email. Clients with complex and advanced technical needs may also upgrade their subscriptions to include our Premium or Platinum support offerings, which provide direct access to highly-technical support personnel.
Our Services
We complement our suite of cross-channel, digital marketing SaaS solutions with a broad array of professional services designed to drive marketing success for our clients. Our experienced global team of professional consultants helps clients accelerate the implementation and execution of their cross-channel marketing efforts, increase their revenue from digital channels and improve their return on marketing investment. Our collaborative and full-service offerings include:

•	Training. We offer a variety of methods of introduction to our products, including self-help resources, web-based and on-site training, enterprise workshops and “train the trainer” programs.

•
Implementation.    Clients who purchase implementation services are assigned an implementation consultant who works closely with them to accomplish the successful adoption and deployment of our solutions.

•
Integration.    Through our platform's integration framework, our applications can be integrated with CRM, web analytics, e-commerce and other proprietary business systems. Our integration consultants help clients define their integration needs and design solutions to meet business objectives.

•
Deliverability.    Our team of experts helps optimize the delivery of clients' email and mobile messages to their customers. Our proprietary inbox technology, expert consultation and substantial industry and ISP relationships help clients maximize deliverability rates.

•
Campaign Services.    Our team of designers, developers and creative experts support the full campaign development lifecycle through creating, testing and optimizing cross-channel campaigns that increase consumer engagement and deliver business results.

•
Strategic Consulting.    With our dedicated team of marketing strategists, we provide consulting and program management to help clients define, develop and implement digital communication strategies. These consulting services are designed to meet the needs of complex organizations with multiple brands, business units and geographies.

Our Clients
Our clients range from enterprises to small businesses in numerous industries, including retail and e-commerce, media and entertainment, travel and hospitality, financial services and insurance, internet and technology, and marketing service providers. As of December 31, 2012, we served a direct client base of approximately 6,000 organizations, which includes approximately 500 marketing service providers that resell our solutions to several thousand additional organizations.
Our direct clients include U.S.-based companies such as Ally Financial, Inc., Angie's List, Inc., CareerBuilder, LLC, Microsoft Corporation, Nationwide Mutual Insurance Company, Oakley, Inc., OneAmerica Financial Partners, Inc., One King's Lane, Inc., Papa John's International, Inc., priceline.com Incorporated, The Scotts Miracle-Gro Company, Tommy Hilfiger Group, WellPoint, Inc. and Zappos.com, Inc., and companies headquartered outside the United States such as Abril Group (Brazil), Fairfax Media Limited (Australia), Icelandair Group (Iceland) and Telegraph Media Group Limited (United Kingdom).
Our client base is diverse, and no single client represented more than 5% of our overall revenue for any of the years ended December 31, 2012, 2011 and 2010. Our top ten clients accounted for less than 20% of our revenue for the same periods.

Sales and Marketing
Our global sales team is focused on adding new clients and expanding relationships with existing clients. We believe our team is the largest sales organization devoted to selling digital marketing SaaS solutions, with more than 400 sales professionals located on four continents. Our field sales team sells into the enterprise market, while our inside sales team sells to small and medium-sized organizations primarily via telesales. We utilize a disciplined sales process to monitor and evaluate our sales activity from lead identification and evaluation, to sales contacts, opportunity valuation and closing. Field and inside sales professionals are supported by our sales operations team, consisting of solution consultants and business analysts. In addition to these new business teams, we have a relationship management sales team that focuses on strengthening client relationships, driving contract renewals and selling additional applications. We also extend our sales distribution through relationships with approximately 500 marketing service providers that resell our solutions to several thousand additional organizations.
Our global marketing team complements our sales organization through lead generation, lead management, brand building, analyst relations and industry research. Our primary marketing programs include email, mobile and social media marketing, search engine optimization, online advertising, tradeshows, partner marketing events, public relations and field marketing. Our marketing team also conducts primary research that serves as the foundation for industry thought leadership and our demand-generation activities. This research identifies emerging trends in consumer behavior and marketers' adoption of digital marketing across email, mobile, Facebook and Twitter. Most recently, our multi-part research series Subscribers, Fans, and Followers has provided thousands of marketers around the world with new consumer insights and best practices for implementing effective cross-channel, digital marketing. Our marketing team directly supports our large and distributed sales organization through collaborative initiatives, including the creative development and execution of sales proposals, personalized prospecting and lead nurturing campaigns, managing large prospective client pursuits and key renewals, creating targeted regional field marketing events and hosting our annual Connections client conferences in the United States and Europe, which are attended by thousands of marketers from around the world.
Research and Development
Our vision and focus on innovation have fueled our growth and enabled us to deliver digital marketing SaaS solutions designed to solve marketers' complex challenges. We allocate a substantial portion of our operating expenses to developing new capabilities and enhancing existing solutions, conducting software and quality assurance testing and improving our platform and suite of digital marketing applications to meet our clients' evolving digital marketing needs. Our technical staff monitors and tests our software regularly, and we maintain a disciplined release process to enhance our existing suite of applications and to introduce new capabilities without interrupting service delivery. As of December 31, 2012, we had more than 290 employees dedicated to research and development. We supplement our research and development efforts with contractors. Research and development expenses totaled $54.0 million, $41.4 million, and $27.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Our Technology
Our suite of cross-channel, digital marketing applications is built on a highly-scalable and flexible, multi-tenant SaaS architecture. Because each new client is provisioned within this existing infrastructure, we believe we can efficiently scale our solutions as our business grows. Scalability is achieved through application partitioning that allows for horizontal scaling across multiple parts of our platform. Each application partition can be scaled independently of other application partitions. Examples of partitions include our user interface, API, message building, message transferring, analytics and tracking, database management, image management and reporting. Through cloud-enabling technologies, such as server virtualization and storage networking, new capacity can be provided as it is needed within an application partition, which allows for effective management to meet high transaction volumes.
Our applications are written in C#, Java and JavaScript, and we use commercially-available hardware and a combination of proprietary and commercially-available software, including Microsoft SQL Server, Hadoop, Redis, Microsoft Windows and Linux. We own substantially all of the hardware deployed in support of our software. Our system hardware is primarily hosted in three third-party operated co-location facilities with two located in Indianapolis, Indiana and one in Las Vegas, Nevada. The Pardot systems are hosted by a co-location provider located in Dallas, Texas and Seattle, Washington, and iGoDigital is hosted within Virginia and Northern California hosting facilities. These facilities provide around-the-clock security personnel, video surveillance and biometric access screening, and are serviced by onsite electrical generators and fire detection and suppression systems. Our network infrastructure is fully redundant within each of our data centers, including network teaming to provide network redundancy that includes multiple upstream Internet connections.
We continuously monitor the performance and availability of our software applications. We have a highly-available, scalable infrastructure that utilizes load-balanced web server pools, redundant interconnected network switches and firewalls, intrusion detection and fault-tolerant storage devices. Production data is backed up on a daily basis and stored in multiple locations to help ensure transactional integrity and restoration capability. Application monitoring includes automated tools that help ensure our software is operating within appropriate performance benchmarks. In addition, our system engineers proactively monitor the status and effectiveness of our applications as well as manage message delivery into domains such as AOL, Yahoo, MSN and Google. We use third-party firms to perform security audits that test our applications and infrastructure security.
Our Competition
The markets for digital marketing solutions are fragmented, highly competitive and rapidly changing. We provide our solutions to a broad array of clients, ranging from enterprises to small businesses, while our competitors generally focus on either the small business market or the enterprise market. Our competitors include, but are not limited to: Aprimo, Inc. (a subsidiary of Teradata Corporation), CheetahMail Inc. (a subsidiary of Experian Group Limited), e-Dialog Inc. (a subsidiary of eBay Inc.), Eloqua Limited (a subsidiary of Oracle Corporation), Emailvision Holdings, Ltd., Epsilon Data Management, LLC (a subsidiary of Alliance Data Systems Corporation), Marketo, Inc., Responsys, Inc., Silverpop Systems Inc., StrongMail Systems, Inc., Unica Corporation (a subsidiary of International Business Machines Corporation) and Yesmail (a division of infoGROUP Inc.). To a lesser degree, we compete with a number of email marketing providers and marketing automation providers focused on the small business market. We also face competition from social media marketing providers, such as Buddy Media, Inc. and Radian6 Technologies, Inc. (which were acquired by salesforce.com, inc. in 2012 and 2011, respectively), and from mobile marketing service providers, as well as from in-house solutions that our current and prospective clients may develop.
We believe the principal competitive factors in our market include:

•	product features, effectiveness, interoperability and reliability;

•	breadth and expertise of sales organization;

•	ability to integrate across digital marketing channels;

•	platform scalability;

•	pace of innovation and product roadmap;

•	domain expertise in digital marketing;

•	strength of professional services organization;

•	price of products and services;

•	integration with third-party applications and data sources;

•	return on investment;

•	ease of use; and

•	size and financial stability of operations.
We believe we currently compete effectively with respect to each of the factors identified above.
Our Culture
Named for our primary brand color, our “Orange” culture reflects our employees' energy, passion and focus on client success and is widely regarded as one of our greatest assets. Brought to life through client interactions, employee functions and our inspiring annual user conferences, Connections and Connections Europe, our culture and client commitment are consistently cited as key differentiators by clients, partners, prospective clients and employees. In 2012, we were named one of the nation's Best Places to Work for recent college graduates by Experience, Inc. for the second consecutive year and one of Indiana's Best Places to Work for the sixth consecutive year.
Presented daily with the opportunity to “market to the best marketers in the world,” our team is passionate about our brand, what it stands for and the unique opportunity we have to make a difference for our clients. Our “Orange” culture is visible across our organization and highlighted through a host of initiatives and programs including:

•	our Core Values Recognition Program, which encourages any employee to recommend broader recognition of another team member for going above and beyond the call of duty;

•
our employee-led committees of ExactImpact, ExactGreen, ExactFun and ExactWellness, which create opportunities for employees to come together around important causes to make a difference at work and in local communities;

•	our high-energy work environments located in architecturally significant buildings on four continents, which feature modern design and team-based work stations that fuel collaboration and innovation;

•	our employee volunteer program, which allows employees to spend up to 24 hours annually to volunteer for philanthropic efforts during work hours;

•
our Catapult recent college graduate recruiting program, which helps us attract promising graduates from leading universities; this award-winning program helps us develop the next generation of company leaders by providing a rotational experience to new graduates, enabling them to learn many facets of our business;

•
our commitment to open and transparent employee communications, as highlighted by our employee suggestion box that provides employees an opportunity to anonymously submit candid feedback directly to the CEO and our weekly email from the CEO to all employees highlighting company performance and accomplishments and company and industry insights; and

•	our ExactTarget Foundation, which is funded primarily through employee and third-party contributions, to help combat childhood hunger, advance education and accelerate entrepreneurship.
Government Regulation
Email/Communications
Our clients use our suite of cross-channel, digital marketing SaaS solutions to plan, automate, deliver and optimize data-driven digital marketing campaigns and real-time communications to drive customer engagement, increase sales and improve their return on marketing investment. These communications are governed by a variety of U.S. federal, state, and foreign laws and regulations. With respect to email campaigns, for example, in the United States, the U.S. Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the "CAN-SPAM Act") establishes certain requirements for the distribution of “commercial” email messages and provides for penalties for transmission of commercial email messages that are intended to deceive the recipient as to source or content or that do not give opt-out control to the recipient. The U.S. Federal Trade Commission is primarily responsible for enforcing the CAN-SPAM Act, and the Department of Justice, certain other federal agencies, state attorneys general and ISPs also have authority to enforce certain of its provisions.
The CAN-SPAM Act's provisions include:

•	prohibiting false or misleading email header information;

•	prohibiting the use of deceptive subject lines;

•
requiring that all commercial email must contain a valid opt-out mechanism that gives recipients the opportunity to opt-out of receiving future commercial email messages from the sender for at least 30 days after the initial email is sent;

•	requiring opt-out requests to be honored within ten business days;

•	requiring that the sender must include a valid physical postal address in the email message; and

•
requiring that commercial email sent to recipients that have not given prior affirmative consent to receipt of the message (that is, an “opt-in”) must provide a clear notice that it is an advertisement.

The CAN-SPAM Act preempts, or blocks, most state laws that expressly regulate the use of email to send commercial messages, except with respect to laws that prohibit falsity or deception in any portion of a commercial email message or information attached thereto, fraud and computer crime. The scope of these exceptions is not settled, and many states have adopted laws regulating commercial email practices that typically provide a private right of action and specify damages and other penalties in addition to those imposed by the CAN-SPAM Act, which in some cases may be substantial. Violations of the CAN-SPAM Act's provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of emails sent, with enhanced penalties for commercial email senders who harvest email addresses, use dictionary attack patterns to generate email addresses or relay emails through a network without permission.
With respect to text messaging campaigns, for example, the CAN-SPAM Act and regulations implemented by the U.S. Federal Communications Commission pursuant to the CAN-SPAM Act, and the Telephone Consumer Protection Act, also known as the Federal Do-Not-Call law, among other requirements, prohibit companies from sending specified types of commercial text messages unless the recipient has given his or her prior express consent.
Moreover, some foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, some of which are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it.
Additionally, our clients collect and use personal information about consumers to conduct their marketing programs, which subjects them to federal, state and foreign privacy laws that regulate the use, collection and disclosure of consumers' personal information. In European Union member states and certain other countries outside the United States, data protection is more highly regulated and rigidly enforced. Noncompliance with these laws and regulations carries significant financial penalties.
We are strong advocates of permission-based email marketing. We use the phrase “permission-based email marketing” to refer to the practice of sending email to our clients' customers only if such customers have affirmatively opted-in to receive any, or a specific type, of email from our client, through our system. Our standard terms and conditions require our clients to comply with all applicable laws, including, among others, the CAN-SPAM Act and other privacy regulations around the globe. If our clients' marketing campaigns are alleged to violate applicable laws and we are deemed to be responsible for such violations, or if we were deemed to be directly subject to and in violation of these requirements, it is possible that we could be exposed to liability. To help manage this risk we require compliance certifications from our clients, include indemnity provisions in our standard agreements and take other steps to help our clients stay in compliance with the CAN-SPAM Act and other applicable laws.
We have taken additional steps to facilitate our clients' compliance with the CAN-SPAM Act through the adoption of our Anti-Spam Policy which provides that our clients:

•	use our software only to send emails to customers and prospects that have directly consented (opted-in) to receiving their email;

•	will not use our system to send unsolicited email;

•
will provide us with the source of the email addresses, the method used to capture the data, and verification of the consent to receive emails from such client for any list of email addresses used in our system;

•	will not use rented or purchased lists, email append lists or any other list that contains email addresses captured using any other method than opt-in; and

•	will not use opt-out lists in our system.
Our clients make representations to us regarding compliance with our Anti-Spam Policy. In addition, we retain the right to review customer lists and emails to verify that clients are abiding by our Anti-Spam Policy. However, our clients are ultimately responsible for compliance with our policies, and we do not audit our clients for compliance with our policies.
Privacy/Data Security
We are subject to a number of federal, state and foreign laws and regulations regarding data governance and the privacy and protection of member data that affect companies conducting business on the Internet. In the area of information security and data protection, many governments have passed laws, such as the 2002 amendment to California's Information Practices Act, requiring notification to users when there is a security incident that results in unauthorized disclosure of their sensitive personal data or requiring the adoption of minimum information security standards to protect data as it is stored, accessed and transported. The costs of compliance with these laws are expected to increase in the future as a result of changes in interpretation and continued data incidents that lead to additional legislation and regulation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities and may result in fines to our clients and us.
Intellectual Property
Our intellectual property is an essential element of our business. We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.
We have a number of patent applications pending in one or more jurisdictions and no issued patents. Members of our software application development management regularly meet to identify new ideas that potentially warrant patent protection. Ideas are submitted to an internal patent committee in the form of an invention disclosure. The patent committee determines whether to proceed with filing a patent application and the jurisdictions in which to file. The jurisdiction decision is made by balancing the cost of pursuing patent protection with the importance of the subject matter of each patent application in a given jurisdiction.
We have numerous U.S. registered trademarks and several trademark applications pending. We focus our trademark efforts in the United States, and when justified by cost and strategic importance, we file corresponding foreign trademark applications in certain jurisdictions such as the European Union, Australia, New Zealand, Singapore, Brazil and the People's Republic of China. Our trademark strategy is designed to provide a balance between the need for coverage in our strategic markets and the need to maintain costs at a reasonable level.
We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.
In our subscription agreements with our clients, we agree to indemnify our clients against any losses or costs incurred in connection with claims by a third party alleging that a client's use of our services infringes the intellectual property rights of the third party. Certain of our subscription agreements contain specific exclusions from this indemnity. Companies in the software industry, including those that provide SaaS, frequently face infringement threats from non-practicing organizations filing lawsuits for patent infringement.
As part of our strategy regarding product development and intellectual property, we have faced and will likely continue to face, direct and indirect accusations of infringement from third parties. We investigate each accusation or claim carefully and respond or defend against the allegations as each situation warrants with the goal of minimizing expenses and disruptions to our business and the business of our clients.
We have in the past and may in the future license third-party intellectual property, software products, and other technology to be incorporated into some elements of our services. In this regard, in 2006, we entered into a non-exclusive patent license agreement with Subscribermail, LLC and Hula Holdings, LLC (which was acquired by Harland Clark Corp. in 2010). Under the agreement, we have been granted a license to use the multi-level email methodology covered by a patent owned by Hula Holdings, LLC and licensed to Subscribermail, LLC. The duration of our license is equal to the remaining term of the patent, which expires in 2021.
One company with which we have a license has asserted that it may be a violation of a sublicensing prohibition contained in that license for us to use our platform to provide services to customers through our reseller and agency partners. Although the outcome of this claim cannot be predicted with certainty, we believe that the provision of our services to end users through our reseller and agency partners does not constitute a prohibited sublicense of the licensor's intellectual property rights and that the final outcome of this matter will not, in any event, have a material adverse effect on our business.
Financial Information About Geographic Areas
For financial information about our geographic areas, see Note 1 of the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Employees
As of December 31, 2012, we employed a total of 1,673 employees worldwide, a majority of whom are located in the United States. The employees of our Brazilian subsidiary are represented by a local labor union, as is customary in Brazil. None of our other employees are represented by any labor union, and we have never experienced a work stoppage. We believe we have good relations with our employees.

ITEM 1A. RISK FACTORS
Our business is subject to numerous risks. You should carefully consider the risks and uncertainties described below in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. If any of the following risks are realized, in whole or in part, our business, operating results and future prospects could be materially and adversely affected.
Risks Related to Our Business and Industry
We have a recent history of losses, and we may not return to or sustain profitability in the future.
We incurred net losses of $21.0 million for the year ended December 31, 2012, $35.4 million for the year ended December 31, 2011, and $12.1 million for the year ended December 31, 2010. We had an accumulated deficit of $167.1 million as of December 31, 2012. In recent years, we have made substantial investments in research and development, infrastructure, growing our sales team, international expansion and acquisitions to support anticipated future revenue growth. We expect to continue to make significant investments in the development and expansion of our business, which may make it difficult for us to return to profitability. The significant accounting, legal and other expenses that we incur as a public company require us to generate and sustain increased revenue relative to our costs to achieve profitability in the future. While our revenue has grown in recent periods, such revenue growth may not be indicative of our future performance, and this growth may not be sustainable. We may not be able to achieve sufficient revenue to return to profitability in future periods, and our revenue could decline or grow more slowly than we expect. We may incur significant losses in the future for a number of reasons, including due to the risks described in this Annual Report on Form 10-K.
We have experienced rapid growth in recent periods, and if we fail to manage our domestic and international growth effectively, our financial performance may be adversely affected.
We have expanded our overall business, including our revenue, team of employees, international operations and client base in recent periods. Our revenue increased from $72.3 million for the year ended December 31, 2008 to $292.3 million for the year ended December 31, 2012. We increased our total number of full-time employees from 379 as of December 31, 2008 to 1,673 as of December 31, 2012. Since August 2009, we have completed acquisitions of six companies. Our historical growth rate is not necessarily indicative of the growth that we will achieve in the future. Our recent growth and anticipated future growth has placed and will continue to place strain on our team, infrastructure and operations. Our success will depend on our ability to manage this growth effectively. We intend to further expand our overall business, client base, number of employees and operations and to continue to expand our operations internationally. Managing a large, diverse and geographically dispersed client base and workforce requires substantial management effort and significant additional investment in our team, technology and infrastructure. In order to support and sustain our growth, we must continue to improve our technology and our operational, financial and management controls and reporting procedures, and all of these investments will increase our costs. Furthermore, we have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these uncertainties are incorrect or change as a result of changes in the market in which we operate, if we do not address these risks successfully or if we fail to successfully plan for and manage our growth, our operating and financial results could differ materially from our expectations and our business and growth prospects could be adversely affected.
Our operating results and revenue will be adversely affected if we are not able to attract new clients, retain existing clients or sell additional functionality and services to existing clients.
To continue to grow our business, we must attract new clients and retain and sell additional products and services to existing clients. Many of our subscription agreements do not automatically renew at the end of their terms and some have termination clauses that could result in early termination. As the digital marketing industry matures and as competitors introduce lower cost or differentiated competitive products or services, our ability to effectively compete with respect to pricing, technology, functionality, services and support could be impaired. In such an event, we may be unable to attract new clients or renew our agreements with existing clients on favorable or comparable terms to prior periods. In addition, we may not be able to accurately predict new subscriptions or subscription renewal rates and the impact these rates may have on our future revenue and operating results. These events and developments could have a material adverse effect on our revenue, gross margin and other operating results.
Defects or errors in our SaaS solutions could harm our reputation, result in significant costs to us and impair our ability to sell our solutions.
Our suite of cross-channel, digital marketing SaaS solutions is inherently complex and may contain defects or errors, which may cause disruptions in availability or other performance problems that could include prolonged down-time. Any such errors, defects, disruptions in service or other performance problems, whether in connection with day-to-day operations, bug fixes, upgrades or otherwise, could be costly for us to remedy, damage our clients’ businesses and harm our reputation. In addition, if we have any such errors, defects, disruptions in service or other performance problems, our clients could terminate their agreements, elect not to renew their subscriptions, delay or withhold payment, or make claims against us. Any of these actions could result in lost business, increased insurance costs, difficulty in collecting our accounts receivable and costly litigation. Such errors, defects or other problems could also result in reduced sales or a loss of or delay in the market acceptance of our solutions.
Our inability to successfully acquire and integrate other businesses, products or technologies could harm our operating results.
Between 2009 and September 30, 2012, we acquired a social media management and engagement platform and three international software reseller partners. In October 2012, we acquired Pardot, a marketing automation software provider and iGoDigital, a developer of advanced website solutions. We believe that these acquisitions increase the functionality of our solutions, but our ability to successfully integrate Pardot and iGoDigital will depend in large part on our ability to demonstrate to existing and potential clients the value of these specific solutions within the context of our suite of cross-channel, digital marketing SaaS solutions. It may take longer than expected to realize the full benefits from these two acquisitions, such as increased revenue or enhanced market share, or those benefits may ultimately be smaller than anticipated or may not be realized at all. These events could harm our operating results or financial condition.
In the ordinary course of our business, we will continue to actively evaluate acquisitions and strategic investments, some of which may be significant in size, in businesses, products or technologies that we believe could complement or expand our existing solutions, expand our client base and operations worldwide, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. We may in the future enter into binding definitive agreements with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies. Such transactions could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We have limited experience in successfully acquiring and integrating businesses, products and technologies. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.
Additionally, in connection with any acquisitions we complete, including Pardot and iGoDigital, we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. If we finance future acquisitions using existing cash, as we did in large part for both the Pardot and iGoDigital acquisitions, the reduction of our available cash could cause us to face liquidity issues or cause other unanticipated problems in the future. If we finance acquisitions by issuing convertible debt or equity securities, the ownership interest of our existing stockholders may be diluted, which could adversely affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.
We have been dependent on our clients’ use of email as a channel for digital marketing, and any decrease in the use of email for this purpose would harm our business, growth prospects, operating results and financial condition.
Historically, our clients have primarily used our SaaS solutions for email-based digital marketing to consumers who have given our clients permission to send them emails. We expect that email will continue to be the primary channel used by our clients for the foreseeable future. Should our clients lose confidence in the value or effectiveness of email marketing, or if other digital channels are perceived to be more effective than email marketing, the demand for our solutions may decline. A number of factors could adversely affect our clients’ assessment of the value or effectiveness of email marketing, including continual growth in the number of emails consumers receive on a daily basis, the inability of ISPs to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes, security concerns regarding viruses, worms or similar problems affecting Internet and email utilization and increased governmental regulation or restrictive policies adopted by ISPs that make it more difficult or costly to utilize email for marketing communications.
Various private spam blacklists have in the past interfered with, and may in the future interfere with, the effectiveness of our email products and our ability to conduct business.
We depend on email to market to and communicate with our customers, and many of our customers rely on our email products to communicate with their customers. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and Internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company's Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity's service or purchases its blacklist.
Blacklisting of this type could interfere with our ability to market our products and services and communicate with our customers and could undermine the effectiveness of our customers' marketing campaigns, all of which could have a material negative impact on our business and results of operations.
The market for cross-channel, digital marketing SaaS solutions is relatively new and emerging. If the market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.
The market for cross-channel, digital marketing SaaS solutions, such as ours, is relatively new and may not achieve or sustain high levels of demand and market acceptance. While email has been used successfully for digital marketing for several years, marketing via new digital marketing channels such as mobile and social media is not as well established, and revenue from email represents a substantial majority of our total revenue. The future growth of our business depends both on the acceptance and expansion of emerging digital marketing channels, as well as the continued use and growth of existing digital marketing channels, including email. Even if digital marketing through these channels becomes widely adopted, our suite of cross-channel, digital marketing SaaS solutions may not continue to be utilized by our existing clients or we may not acquire new clients. Organizations may not make significant investments in cross-channel, digital marketing solutions and may not purchase SaaS solutions to address their digital marketing needs. If cross-channel, digital marketing SaaS solutions are not widely adopted, or the market for such SaaS solutions does not develop as we expect, our business, growth prospects and financial condition would be adversely affected.
Evolving domestic and international data privacy regulations may restrict our clients’ ability to solicit, collect, process, disclose and use personal information or may increase the costs of doing so, which could harm our business.
Federal, state and foreign governments and supervising authorities have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure or use of consumers’ personal information. Evolving and changing regulations regarding personal data and personal information, both within the European Union and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business. Such laws and regulations require or may require companies to implement privacy and security policies, permit consumers to access, correct or delete personal information stored or maintained by such companies, inform individuals of security incidents that affect their personal information, and, in some cases, obtain consent to use personal information for certain purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of certain technologies, such as those that track individuals’ activities on web pages or record when individuals click on a link contained in an email message. Such laws and regulations could restrict our clients’ ability to collect and use email addresses, web browsing data and personal information, which may reduce demand for our solutions. Changing industry standards and industry self-regulation regarding the collection, use and disclosure of certain data may have similar effects. For example, industry participants may adopt and implement, collectively through self-regulation or unilaterally, technologies that prevent our clients from collecting web browsing data and personal information from individuals, rendering our services less effective. Existing and potential future privacy and data protection laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may also negatively affect the public’s perception of digital marketing, including marketing practices of our clients. If our solutions are perceived to cause, or are otherwise unfavorably associated with, invasions of privacy, whether or not illegal, we or our clients may be subject to public criticism. Public concerns regarding data collection, privacy and security may also cause some consumers to be less likely to visit our clients’ websites or otherwise interact with our clients, which could limit the demand for our solutions and inhibit the growth of our business.
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
Our operations involve the storage and transmission of client and consumer data. Security incidents could result in unauthorized access to, loss of or unauthorized disclosure of this information, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair our sales and harm our business. Cyberattacks and other malicious Internet-based activity continue to increase, and SaaS-based platform providers of digital marketing services have been targeted. Our security measures and the contractual restraints we maintain to prevent our clients from loading sensitive health, personal and financial information into our SaaS platform may not be sufficient to prevent the storage of such information on our systems or to prevent our systems from being compromised. We do not regularly monitor or review the content that our clients upload and store and, therefore, do not control the substance of the content within our hosted environment. If clients use our suite of cross-channel, digital marketing SaaS solutions for the transmission or storage of personally identifiable information and our security measures are compromised as a result of third-party action, employee or client error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to sabotage systems because they change frequently and generally are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, we may become more of a target for third parties seeking to compromise our security systems or gain unauthorized access to our clients’ data. A failure or inability to meet clients’ expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain clients and attract new business.
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
As usage of our suite of cross-channel, digital marketing SaaS solutions grows and as clients use our solutions for more advanced digital marketing programs, we will need to devote additional resources to improving our application architecture and our infrastructure to maintain our solutions’ performance. Any failure of or delays in our systems could cause service interruptions or impaired system performance. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to clients, result in decreased sales to new clients and lower renewal rates by existing clients, which could hurt our revenue growth and our reputation. We also may need to expand our hosting operations at a more rapid pace than we have in the past. This would involve spending substantial amounts to purchase or lease data center capacity and equipment, upgrade our technology and infrastructure and introduce new SaaS solutions. Similarly, our international expansion efforts could require us to use data centers located outside the United States. We may not be able to scale our existing systems in a manner that is satisfactory to our existing or prospective clients, especially those located outside the United States. In addition, any such expansion will require management time and support, could be expensive and complex, could result in inefficiencies, unsuccessful data transfers or operational failures, could reduce our margins and could adversely impact our financial results. Moreover, there are inherent risks associated with upgrading, improving and expanding our information technology systems. We cannot be sure that the improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all.
Failures of the third-party hardware, software and infrastructure on which we rely, including third-party data center hosting facilities, could impair the delivery of our solutions and adversely affect our business.
We rely on hardware and infrastructure, which is purchased or leased, and software licensed from third parties to offer our suite of cross-channel, digital marketing SaaS solutions and related professional services. For example, we rely on bandwidth providers, ISPs, mobile providers and social networks to deliver messages to consumers on behalf of our clients. Any errors or defects in third-party hardware, software or infrastructure could result in errors, interruptions or a failure of our SaaS solutions. Furthermore, this hardware, software and infrastructure may not continue to be available on commercially reasonable terms, or at all. The loss of the right to use any of this hardware, software or infrastructure could limit access to our SaaS solutions.
Our system hardware is primarily hosted in three third-party operated co-location facilities, with two located in Indianapolis, Indiana and one in Las Vegas, Nevada. The Pardot systems are hosted by a co-location provider located in Dallas, Texas and Seattle, Washington, and iGoDigital is hosted within Virginia and Northern California facilities. Although our network infrastructure is generally redundant in each of our data centers, our data storage and operational capabilities are not fully redundant across data centers. The owners and operators of these facilities do not guarantee that our clients’ access to our solutions will be uninterrupted, error-free or secure. We do not control the operation of these facilities, and such facilities are vulnerable to damage or interruption from a tornado, earthquake, fire, cyber-attack, terrorist attack, power loss, telecommunications failure or similar catastrophic events. They also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the delivery of our solutions. If for any reason our arrangement with one or more of the third-party data centers we use is terminated, we could incur additional expense in arranging for new facilities and support. In addition, the failure of the data centers to meet our capacity requirements could result in interruptions in the availability of our SaaS solutions or impair the functionality of our SaaS solutions, which could adversely affect our business.
Errors, defects, disruptions or other performance problems with the delivery of our suite of cross-channel, digital marketing SaaS solutions may reduce our revenue, harm our reputation and brand and adversely affect our contract renewals and our ability to attract new clients. In addition, some of our client agreements require us to issue credits for downtime in excess of certain thresholds, and in some instances give our clients the ability to terminate the agreements in the event of significant amounts of downtime. Our business, growth prospects and operating results will also be harmed if our clients and potential clients are not confident that our solutions are reliable.
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
The markets for digital marketing solutions are fragmented, highly competitive and rapidly changing. With the introduction of new technologies and potential new entrants into these markets, we expect competition to intensify in the future, which could harm our ability to increase sales and maintain our margins. We provide digital marketing solutions to a broad array of clients, ranging from enterprises to small businesses. We have a number of competitors, which include but are not limited to Aprimo, Inc. (a subsidiary of Teradata Corporation), CheetahMail Inc. (a subsidiary of Experian Group Limited), e-Dialog Inc. (a subsidiary of eBay, Inc.), Eloqua Limited (a subsidiary of Oracle Corporation), Emailvision Holdings, Ltd., Epsilon Data Management, LLC (a subsidiary of Alliance Data Systems Corporation), Marketo, Inc., Responsys, Inc., Silverpop Systems Inc., StrongMail Systems, Inc., Unica Corporation (a subsidiary of International Business Machines Corporation) and Yesmail (a division of infoGROUP Inc.). To a lesser degree, we compete with a number of email marketing providers focused on the small business market. We also face competition from social media marketing providers, such as Buddy Media, Inc. and Radian6 Technologies, Inc. (which were acquired by salesforce.com, inc. in 2012 and 2011, respectively), and from mobile marketing service providers, as well as from in-house solutions that our current and prospective clients may develop.
We may also face competition from new companies entering our markets, which may include large established businesses, such as Adobe Systems Incorporated, Amazon.com, Inc., Microsoft Corporation, Google Inc., SAP AG, Oracle Corporation or salesforce.com, inc., each of which currently offers, or may in the future offer, digital marketing or related applications such as applications for customer relationship management, analysis of Internet data, marketing automation, and social media marketing services. If these or other companies decide to develop, market or resell competitive digital marketing products or services, acquire one of our competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be compromised, and our operating results could be harmed. Furthermore, we believe that our industry may experience further consolidation, which could lead to increased competition and result in pricing pressure or loss of market share, either of which could have a material adverse effect on our business, limit our growth prospects or reduce our revenue.
Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, may be able to devote greater resources to the development, promotion, sale and support of their products and services than we can, may have more extensive customer bases and broader customer relationships than we have and may have longer operating histories and greater name recognition than we have. In some cases, these companies may choose to offer digital marketing applications at little or no additional cost to the customer by bundling them with their existing applications. If we are unable to compete with such companies, the demand for our suite of cross-channel, digital marketing SaaS solutions and related professional services could decline and adversely affect our business, operating results and financial condition.
If we fail to effectively expand our sales and marketing capabilities and teams, we may not be able to increase our client base and achieve broader market acceptance of our SaaS solutions.
Increasing our client base and achieving broader market acceptance of our suite of cross-channel, digital marketing SaaS solutions will depend on our ability to expand our sales and marketing teams and their capabilities to obtain new clients and sell additional products and services to existing clients. We believe there is significant competition for direct sales professionals with the skills and technical knowledge that we require, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future. Our ability to achieve significant future revenue growth will depend on our success in recruiting, training and retaining sufficient numbers of direct sales professionals. New hires require significant training and time before they become fully productive, and may not become as productive as quickly as we anticipate. Our growth prospects will be harmed if our efforts to expand, train and retain our direct sales team do not generate a corresponding significant increase in revenue.
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
A key component of our growth strategy involves the further expansion of our operations and client base internationally. We currently have offices outside of the United States in the United Kingdom, Australia, Brazil, Canada, Germany, France and Sweden. As we continue to expand the sales of our suite of cross-channel, digital marketing SaaS solutions to clients outside the United States, our business will be increasingly susceptible to risks associated with international operations. Among the risks and challenges we believe are most likely to affect us with respect to international expansion are:

•
difficulties and expenses associated with the continued adoption of our suite of cross-channel, digital marketing SaaS solutions for international markets, including translation into foreign languages;

•	difficulties in staffing and managing foreign operations and the increased travel, real estate, infrastructure and legal compliance costs associated with international operations;

•	burdens of complying with applicable laws and regulations, including regional data privacy laws and anti-bribery laws such as the Foreign Corrupt Practices Act;

•	in some countries, a less-developed set of rules and infrastructure for online and mobile communications;

•	our ability to secure local communications and data center services and to successfully deliver communications to international ISPs and mobile carriers;

•	adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash;

•	currency exchange rate fluctuations;

•	generally longer receivable collection periods than in the United States;

•	differing employment practices and laws and the possibility of labor disruptions;

•	reluctance to allow data related to non-U.S. citizens to be stored in databases within the United States;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•	difficulties in enforcing contracts;

•	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;

•	trade restrictions;

•	laws and business practices favoring local competitors or general preferences for local vendors;

•	lesser degrees of intellectual property protection;

•	political instability or terrorist activities;

•	legal systems subject to undue influence or corruption;

•	business cultures in which improper sales practices may be prevalent; and

•	continuing economic instability in Europe.
We have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business. In addition, we have limited experience in marketing, selling and supporting our suite of cross-channel, digital marketing SaaS solutions and services abroad, which increases the risk that our future expansion efforts will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, operating results and reputation will be adversely affected. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to establish operations in other countries will result in adequate revenue and profitability levels.
Our business could be adversely affected if our clients are not satisfied with our SaaS solutions, our implementation and integration of our solutions or our professional services.
Our business depends on our ability to satisfy our clients and meet their business needs. If a client is unsatisfied, we could lose the client, we could incur additional costs to remedy the situation, or the profitability of our relationship with that client may be impaired. Negative publicity resulting from issues related to our client relationships, regardless of accuracy, may damage our business by adversely affecting our ability to attract new clients and maintain and expand our relationships with existing clients. In addition, supporting enterprise clients could require us to devote significant development services and support personnel, which could strain our team and infrastructure, and reduce our profit margins. If any of these were to occur, our revenue may decline, we may not realize future growth and our operating results may be materially and adversely affected.
If we fail to respond to evolving technological requirements or to introduce adequate enhancements and new features, our SaaS solutions could become obsolete or less competitive.
To remain a leading global provider of cross-channel, digital marketing SaaS solutions, we must continue to invest in research and development of new solutions and enhancements to our existing solutions. The introduction of new solutions by our competitors, the market acceptance of competitive solutions based on new or alternative technologies or the emergence of new industry standards could render our solutions obsolete or less effective.
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
In addition to the other risks described in this Annual Report on Form 10-K, factors that may affect our quarterly operating results include the following:

•	changes in spending on digital marketing technologies by our current or prospective clients;

•	the volume of utilization above contracted levels for a particular quarter and the amount of any associated additional revenue earned;

•	client renewal rates, and the pricing and volume commitments at which agreements are renewed;

•	clients delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•	budgeting cycles of our clients;

•	equity issuances, including as consideration in acquisitions;

•	network outages or security breaches and any associated expenses;

•	foreign currency exchange rate fluctuations;

•	changes in the competitive dynamics of our industry, including consolidation among competitors or clients;

•	long or delayed implementation times for new clients;

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
Our strategy is to sell our suite of cross-channel, digital marketing SaaS solutions to organizations of all sizes. Our profit margins can vary depending on numerous factors, including the number of clients using our SaaS solutions, the complexity and frequency of their use, the level of utilization, the volume of messages sent, the amount of stored data and the level of professional services and support required by a client. For example, because our professional services offerings typically have a higher cost of revenue than subscriptions to our SaaS solutions, any increase in sales of professional services would likely have an adverse effect on our overall gross profit margin and operating results. Enterprise organizations generally require more professional services compared to small businesses and medium-sized companies and, as a result, the overall margin for our enterprise engagements may be lower. We supplement our internal professional services team with third parties to provide professional services, and our goal is to expand these relationships over time. If we are unable to expand our network of third-party service providers, or if we are unable to retain existing third-party service providers, some of which have accumulated valuable knowledge and experience with our solutions, we will likely have to expand our internal team to meet the needs of our clients, which could increase our operating costs and result in lower gross margins. If the mix of organizations that purchase our solutions changes, or the mix of solution components purchased by our clients changes, our profit margins could decrease and our operating results could be adversely affected.
As the number of enterprise clients that we serve increases, we may encounter implementation challenges, and we may have to delay revenue recognition for some complex engagements, which would harm our business and operating results.
We may face unexpected challenges with some enterprise clients or more complicated implementations of our suite of cross-channel, digital marketing SaaS solutions with such clients. It may be difficult or expensive to implement our SaaS solutions if a client has unexpected data, hardware or software technology challenges, or complex or unanticipated business requirements. In addition, prospective enterprise clients may require acceptance testing related to implementation of our SaaS solutions. Implementation delays may also require us to delay revenue recognition until the technical or implementation requirements have been met. Any difficulties or delays in the initial implementation could cause clients to delay or forego future purchases of our solutions, in which case our business, operating results and financial condition would be adversely affected.
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
We derive a significant portion of our revenue from clients in the retail and e-commerce, media and entertainment, travel and hospitality, financial services and insurance, internet and technology industries, and any downturn in these industries could harm our business.
A significant portion of our revenue is derived from clients in the retail and e-commerce, media and entertainment, travel and hospitality, financial services and insurance, and internet and technology industries. Any downturn in any of these industries may cause our clients to reduce their spending on digital marketing solutions, delay or cancel digital marketing projects or seek to terminate or renegotiate their contracts with us. Also, the increased pace of consolidation in any of these industries may result in reduced overall spending on our solutions. In particular, if our clients are acquired by entities that are not our clients, that use fewer of our solutions or that choose to discontinue, reduce or change the terms of their use of our solutions, our business and operating results could be materially and adversely affected.
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
Our overall performance depends on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us. The U.S. economy and other key international economies have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of information technology spending and could adversely affect our clients’ ability or willingness to purchase our suite of cross-channel, digital marketing SaaS solutions and services, delay prospective clients’ purchasing decisions, reduce the value or duration of their subscriptions or affect renewal rates, any of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the economic recovery or any subsequent economic slowdown worldwide, in the United States, or in our industry.
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
The CAN-SPAM Act regulates commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. Among other things, the CAN-SPAM Act obligates each sender of commercial emails to allow recipients to opt-out of receiving future emails from the sender. In addition, the CAN-SPAM Act, regulations implemented by the Federal Communications Commission pursuant to the CAN-SPAM Act and the Telephone Consumer Protection Act (also known as the Federal Do-Not-Call law) prohibit companies from sending specified types of commercial text messages unless the recipient has opted in to the receipt of such text messages.
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
As Internet commerce continues to evolve and grow, increasing regulation by federal, state or foreign governments may become more likely. Federal, state or foreign jurisdictions may in the future enact laws or regulations restricting the ability to conduct digital marketing through mobile, social media and web channels. The cost to comply with such laws or regulations could be significant and would increase our operating expenses. We may be unable to pass along those costs to our clients in the form of increased subscription fees. If such restrictions require us to change one or more aspects of the way we operate our business, it could impair our ability to attract and retain clients or otherwise harm our business.
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
We have a number of patent applications pending in one or more jurisdictions and no issued patents. We do not know whether any of our patent applications will result in the issuance of patents or whether the examination process will require us to narrow the scope of our claims. To the extent any of our applications proceed to issuance as a patent, any such future patent may be opposed, contested, circumvented, designed around by a third party or found to be invalid or unenforceable. The process of seeking patent protection can be lengthy and expensive. Some of our technology is not covered by any patent or patent application.
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
In our subscription agreements with our clients, we agree to indemnify our clients against any losses or costs incurred in connection with claims by a third party alleging that a client’s use of our services infringes the intellectual property rights of the third party. Companies in the software industry, including those that provide SaaS solutions, frequently face infringement threats from non-practicing organizations (sometimes referred to as “patent trolls”) filing lawsuits for patent infringement. A number of our clients have notified us of claims brought against them for infringement by such a patent troll and most of those clients have requested indemnification or indicated that they may seek redress from us under the indemnification provisions of our contracts with them. Other clients facing infringement claims who are accused of infringement may in the future seek indemnification from us under the terms of our contracts. If such claims are successful, or if we are required to indemnify or defend our clients from these or other claims, these matters could be disruptive to our business and management and have a material adverse effect on our business, operating results and financial condition.
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
As of December 31, 2012, we had $79.0 million of net operating loss carry-forwards and $40.6 million of net operating loss carry-forwards from unrecognized stock option exercise deductions. Utilization of these net operating loss carry-forwards depends on many factors, including our future income, which cannot be assured. Our loss carry-forwards begin to expire in 2029. In addition, Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carry-forwards that may be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Although we have undergone one or more ownership changes as a result of prior financings, we believe that any such change in ownership and the corresponding annual limitation likely will not prevent us from using our current net operating losses in any significant or material way. However, future ownership changes or future regulatory changes could limit our ability to utilize our net operating loss carry-forwards. To the extent we are not be able to offset our future income against our net operating loss carry-forwards, this would adversely affect our operating results and cash flows.
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

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.
As a multinational organization, we may be subject to taxation in various jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.
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
In the future, we may require additional capital to pursue business opportunities or acquisitions or respond to challenges and unforeseen circumstances. We may also decide to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to secure additional debt or equity financing in a timely manner, on favorable terms, or at all. Any debt financing we obtain in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The holders of approximately 37% of our common stock outstanding as of December 31, 2012 have rights, subject to some conditions, to require us to include their shares in registration statements that we may file for ourselves or our stockholders. If these holders exercise such registration rights and require us to include their shares in a registration statement that we propose to file, and the managing underwriter advises us that the inclusion of all shares requested by the holders would interfere with the successful marketing of the securities in such registration, the securities to be included in such registration are to be allocated to the holders first and the number of shares we propose to sell would be reduced.
Catastrophic events may disrupt our business.
We rely heavily on our network infrastructure and information technology systems for our business operations. A disruption or failure of these systems in the event of a tornado, earthquake, fire, cyber-attack, terrorist attack, power loss, telecommunications failure or other similar catastrophic event could cause system interruptions, delays in the delivery of our clients’ digital marketing communications, reputational harm and loss of critical data, or could prevent us from providing our digital marketing solutions to our clients. A catastrophic event that results in the destruction or disruption of any of the data centers in which our system software is co-located, or our network infrastructure or information technology systems, could affect our ability to conduct normal business operations and adversely affect our operating results.

Risks Related to the Ownership of Our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance.
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control. In addition to the other risk factors described herein, these factors include:

•	actual or anticipated fluctuations in our revenue and other operating results;

•	the financial guidance we may provide to the public, any changes in such guidance, our failure to meet any such guidance or any changes in analysts' recommendations;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in operating performance and stock market valuations of software or other technology companies, particularly companies in our industry;

•	the addition or loss of significant clients;

•	changes in key personnel;

•	the issuance of shares of common stock by us, whether in connection with an acquisition or a capital raising transaction;

•	sales of our common stock by directors, executive officers, or significant stockholders;

•	fluctuations in the trading volume of our common stock or the size of our public float;

•	announcements by us with regard to the effectiveness of our internal controls and our ability to accurately report our financial results;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	general economic, legal, regulatory and market conditions unrelated to our performance;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
Our directors, executive officers and principal stockholders collectively own approximately 52% of our outstanding common stock and continue to have control over the company.
As of December 31, 2012, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 52% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to substantially influence our management and affairs. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, including our principal administrative, marketing, technical support and research and development departments, are located in Indianapolis, IN, where we lease approximately 66,536 square feet under an agreement that expires in 2016, approximately 48,890 square feet under an agreement that expires in 2018, and approximately 70,231 square feet under an agreement that expires in 2021. Our system hardware is primarily hosted in three third-party operated co-location facilities, with two located in Indianapolis, IN and one in Las Vegas, NV. The Pardot systems are hosted by a co-location provider located in Dallas, TX and Seattle, WA. iGoDigital is hosted within facilities in Virginia and Northern California. We also maintain smaller leased regional offices in San Francisco, CA, Bellevue, WA, Atlanta, GA, and New York, NY, and our foreign subsidiaries lease office space for their respective operations in the United Kingdom, Australia, Germany, Brazil, France and Sweden. We do not own any real property. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited filed a lawsuit against us in the District Court for the Eastern District of Texas alleging willful infringement of five patents and seeking injunctive relief and unspecified damages. On the same date, the plaintiff filed seven other patent infringement actions against seven other companies in our industry. We have reviewed the patents asserted in the lawsuit and believe we have valid defenses against the claims. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of such matter, especially given the very early stage of the action. As a result, although we are vigorously defending against the asserted claims, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time.
From time to time, we may become involved in various other legal proceedings in the ordinary course of our business, and may be subject to other third-party infringement claims. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the NYSE under the symbol “ET” since March 22, 2012. The following table sets forth the range of high and low per share sales prices for our common stock as reported on the NYSE for the periods indicated.

Quarter Ended	High	Low
March 31, 2012 (beginning March 22, 2012)	$29.88	$22.50
June 30, 2012	27.91	18.53
September 30, 2012	24.93	19.87
December 31, 2012	24.80	17.25

Holders
As of February 5, 2013, there were approximately 122 holders of record of our common stock (not including beneficial holders of stock held in street name).

Dividends
We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings for use in the operation of our business and do not intend to declare or pay any dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors and will depend on our financial condition, results of operation, capital requirements and other factors that our board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans
We incorporate information regarding our equity compensation plans into Part III, Item 12 below, by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Stock Performance Graph
The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the Russell 3000 Index and the NASDAQ Computer Index for the period from March 22, 2012 (the date our common stock began trading on the NYSE) to December 31, 2012, the last trading day of 2012.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
03/22/12
03/30/12
06/29/12
09/28/12
12/31/12
ExactTarget
Russell 3000 Index RUA
NASDAQ Computer Index IXCO

The graph above assumes that $100.00 was invested in our common stock at its closing price and in each index on March 22, 2012 (the date our common stock began trading on the NYSE). We have not paid or declared any cash dividends on our common stock.

Sales of Unregistered Securities
Since January 1, 2012, we have made sales of unregistered securities as follows:

•
From January 1, 2012 through March 21, 2012, we granted stock options to purchase an aggregate of 1,552,000 shares of common stock to our employees under our 2008 Equity Incentive Plan at exercise prices of $15.00 per share.

•
From January 1, 2012 through March 21, 2012, we issued 86,204 shares of common stock to employees pursuant to the exercise of stock options for aggregate exercise proceeds of approximately $0.5 million.

•	From January 1, 2012 through March 21, 2012, we issued 27,666 shares of our restricted common stock, with a value of $15.00 per share, to non-employee directors.

•
On October 9, 2012, we issued 423,370 shares of our restricted common stock as a portion of the consideration in connection with our acquisition of Pardot LLC. These shares were valued at approximately $10.0 million based on the closing price of our common stock on the NYSE of $23.62 on October 8, 2012.

•
On October 9, 2012, we issued 263,268 shares of our restricted common stock as a portion of the consideration in connection with our acquisition of iGoDigital, Inc. and iGoDigital Holdings, LLC. These shares were valued at approximately $6.3 million based on the average closing price of our common stock on the NYSE for the five trading days ending on October 5, 2012.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701, or Section 4(2)
of the Securities Act (or Regulation D promulgated thereunder). The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act as stated above. All recipients of securities in the foregoing transactions either received adequate information about ExactTarget or had access, through their relationships with us, to such information. Furthermore, we affixed appropriate legends to the share certificates and instruments issued in each foregoing transaction setting forth the applicable restrictions on transfer and indicating that the securities had not been registered.

Use of Proceeds from Sales of Registered Securities
In March 2012, we completed our initial public offering of common stock, pursuant to a registration statement on Form S-1 (File No. 333-178147), which the SEC declared effective on March 21, 2012. We raised a total of $169.7 million in net proceeds from our initial public offering, including proceeds from the underwriters’ exercise of the full amount of their overallotment option. There was no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(1) on March 22, 2012 (“IPO Prospectus”). As of December 31, 2012, all proceeds from our initial public offering have been applied, as follows: (1) $16.7 million was used to repay our term loan and revolving line of credit in March 2012; (2) $85.4 million was used to fund the acquisition of Pardot in October 2012; (3) $14.8 million was used to fund the acquisition of iGoDigital in October 2012; (4) $27.7 million was used for capital expenditures; and (5) $25.1 million was used for the general corporate purposes described in our IPO Prospectus during the fiscal year ended December 31, 2012. Other than as described above, none of such uses were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any of our common stock during the fourth quarter ended December 31, 2012.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included in Item 8, Financial Statements and Supplementary Data. The selected consolidated financial data included in this section are not intended to replace our consolidated financial statements and the related notes.
The consolidated statements of operations and comprehensive loss data for the years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012 and 2011, were derived from our audited consolidated financial statements that are included in Item 8, Financial Statements and Supplementary Data. The consolidated statements of operations and comprehensive income (loss) data for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008, were derived from our audited consolidated financial statements not included herein. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations and Comprehensive Income (Loss) Data:	(in thousands, except share and per share data)
Revenue	$292,272	$207,493	$134,267	$95,443	$72,342
Cost of revenue(1,2)	103,600	70,195	43,894	30,772	20,094
Gross profit	188,672	137,298	90,373	64,671	52,248
Operating expenses:
Sales and marketing(1,2)	115,312	93,559	63,978	39,276	28,397
Research and development(1)	54,022	41,390	27,400	14,845	9,901
General and administrative(1,2)	39,725	25,985	17,159	13,397	7,436
Total operating expenses	209,059	160,934	108,537	67,518	45,734
Operating income (loss)	(20,387)	(23,636)	(18,164)	(2,847)	6,514
Other income (expense), net	(571)	(1,001)	(53)	75	34
Income (loss) before taxes	(20,958)	(24,637)	(18,217)	(2,772)	6,548
Income tax expense (benefit)	—	10,798	(6,127)	(777)	2,989
Net income (loss)	(20,958)	(35,435)	(12,090)	(1,995)	3,559
Adjustment for redemption of preferred stock(3)	—	—	—	(58,601)	—
Preferred stock dividend	—	—	—	(490)	—
Net income (loss) available to common stockholders	(20,958)	(35,435)	(12,090)	(61,086)	3,559
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(40)	(948)	(17)	(86)	—
Net unrealized loss on marketable securities, net of tax	(31)	—	—	—	—
Comprehensive income (loss)	$(21,029)	$(36,383)	$(12,107)	$(61,172)	$3,559
Net income (loss) per common share:
Basic	$(0.39)	$(4.05)	$(1.52)	$(5.86)	$0.33
Diluted	$(0.39)	$(4.05)	$(1.52)	$(5.86)	$0.09
Weighted average number of common shares outstanding—basic	53,856,234	8,750,540	7,978,304	10,417,392	10,468,926
Weighted average number of common shares outstanding—diluted	53,856,234	8,750,540	7,978,304	10,417,392	40,719,294

(1)	Cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of revenue	$1,378	$1,055	$664	$416	$215
Sales and marketing	3,179	2,265	1,413	813	320
Research and development	2,183	1,511	1,147	528	257
General and administrative	4,442	2,123	1,201	1,589	191
Total stock-based compensation	$11,182	$6,954	$4,425	$3,346	$983

(2)	Total cost of revenue and operating expenses include the following amounts related to amortization of intangible assets:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of revenue	$1,024	$300	$250	$—	$—
Sales and marketing	704	372	166	42	—
General and administrative	354	481	381	136	—
Total amortization of intangible assets	$2,082	$1,153	$797	$178	$—

(3) Adjustment for Redemption of Preferred Stock - represents the impact on earnings of the redemption of a portion of our Series A and Series B preferred stock and all of our Series C preferred stock using a portion of the proceeds from the issuance of our Series D preferred stock in 2009. When preferred stock is redeemed, the excess fair value of the consideration paid to holders of preferred stock over the carrying amount of the preferred stock (excess consideration) represents a return to the preferred stockholders. Net income used in the calculation of both basic and diluted earnings per share excludes the adjustment for redemption of preferred stock. The effect of the assumed conversion of preferred stock used in the calculation of diluted earnings per share excludes the impact of the redemption of those shares of our Series A, Series B and Series C preferred stock as their effect was anti-dilutive.

Selected consolidated balance sheet data is presented below.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash, cash equivalents and short-term investments	$109,409	$60,705	$22,804	$34,342	$4,968
Working capital (deficit)	80,414	38,195	305	26,027	(2,425)
Total assets	387,066	193,284	122,957	94,326	43,171
Total liabilities	105,449	95,543	66,554	39,256	26,659
Redeemable convertible preferred stock	—	63,000	33,038	33,038	11,760
Total stockholders’ equity	281,617	34,741	23,365	22,032	4,752

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all references to 2012, 2011 and 2010 mean our fiscal year ended December 31, 2012, 2011 and 2010, as applicable.
Overview
We are a leading global provider of cross-channel, digital marketing SaaS solutions that empower organizations of all sizes to communicate with their customers through the digital channels they use most - email, mobile, social media and websites. Our solutions provide marketers with a broad and powerful suite of integrated applications to plan, automate, deliver and optimize data-driven digital marketing campaigns and real-time communications to drive customer engagement, increase sales and improve their return on marketing investment. Our direct client base consists of organizations ranging from enterprises to small businesses in numerous industries, including retail and e-commerce, media and entertainment, travel and hospitality, financial services and insurance, internet and technology, and marketing service providers. Our direct client base also includes marketing service providers that extend our global sales distribution by reselling our solutions to several thousand additional organizations.
We provide our solutions primarily through annual and multi-year subscriptions based on the volume of contracted utilization, level of functionality, number of digital marketing channels, number of users and level of customer support. Clients are charged additional usage-based fees for utilization above the contracted level. Our subscription-based model and track record of long-term client relationships have allowed us to achieve dollar-based subscription revenue renewal rates of over 100% in 2012, 2011 and 2010.
We face a number of risks in the execution of our strategy, including our potential failure to manage our domestic and international growth effectively, inability to attract new clients and retain existing clients, inability to achieve and sustain profitability and the overall impact of uncertain economic conditions. Due to the size and expected growth of the market opportunity, we recognize that we may face increased competition from established vendors and potential new entrants in our markets. We believe the expansion of our suite of cross-channel, digital marketing SaaS solutions have been important in winning new clients and cross selling into our existing client base.
We were founded in December 2000, and initially focused on providing email marketing solutions to small and medium-sized clients. Since that time, we have expanded our solutions offerings to serve the enterprise market. In 2007, we broadened our product strategy to expand beyond email into emerging cross-channel, digital marketing technologies such as mobile, landing pages and microsites. In 2010, we further expanded our cross-channel, digital marketing capabilities with the acquisition of the enterprise social media management platform, SocialEngage (formerly CoTweet Enterprise). Additionally, we continued to develop and improve our proprietary, cloud-based platform, expanding our integration framework to enable third-party marketing technology providers to embed our technology into their solutions and build applications on our platform. In 2011, we made our Interactive Marketing Hub generally available to clients, providing a broad and powerful suite of cross-channel, digital marketing SaaS solutions to plan, automate, deliver and optimize data-driven digital marketing campaigns and real-time communications. In 2012, we continued the expansion of our cross-channel product suite with the acquisitions of business-to-business marketing automation provider Pardot and web personalization provider iGoDigital.
We have achieved 48 consecutive quarters of sequential revenue growth since our inception in December 2000. In 2012, 2011 and 2010 our revenue was $292.3 million, $207.5 million and $134.3 million, respectively, representing period-over-period growth of 41%, 55% and 41%, respectively. We were profitable for the first time during the year ended December 31, 2006 and recorded operating income between 8% and 9% of revenue each year from 2006 through 2008. In 2009, we raised significant private capital and implemented a strategy focused on increased investments in sales, marketing, research and development activities and international expansion. This investment strategy has accelerated our revenue growth and has also resulted in operating losses since 2009.
We have established a direct presence in international markets through acquisitions of resellers in the United Kingdom, Australia and Brazil, and subsequent investments in each of these operations. In August 2009, we acquired a reseller in the United Kingdom, allowing us to directly support clients in Europe including many of our U.S. headquartered clients doing business in the region. In August 2010, we acquired an Australian reseller to extend our ability to support multinational clients in the Asia-Pacific region. In August 2011, we acquired a reseller in Sao Paulo, Brazil, to support clients in Latin America and to expand our sales in the region.
In 2012, we established a direct presence in France, Germany and Sweden. Our substantial investments to establish a direct presence in multiple countries have negatively impacted our consolidated net loss. Revenue from outside the United States as a percentage of total revenue was 18%, 14% and 8% in 2012, 2011 and 2010, respectively. As a result of our increased investment strategy initiated in 2009, our cash flows from operations decreased from $6.7 million in 2009 to $3.6 million in 2010 and we used $2.8 million of cash for operations in 2011. For the year ended December 31, 2012, our cash flows from operations increased to $22.7 million. We intend to continue to expand our direct and indirect sales channels, expand our global reach, extend our suite of cross-channel, digital marketing SaaS solutions and increase revenue from new and existing clients.
Key Metrics
We use certain key metrics to evaluate and manage our business as further described below.
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

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except percentages)
Recurring subscription revenue (1)	$228,722	$160,659	$106,412
Percentage of subscription revenue	98%	94%	92%

(1)	Recurring subscription revenue excludes revenue related to utilization above our clients’ contracted volume level of $5.5 million, $10.0 million and $9.1 million in 2012, 2011 and 2010, respectively.
Subscription Revenue Renewal Rate.    Our ability to retain our clients and expand their use of our suite of cross-channel, digital marketing SaaS solutions over time is an indicator of the stability of our revenue base and the long-term value of our client relationships. We assess our performance in this area using a metric we refer to as our subscription revenue renewal rate. This metric is calculated by dividing (a) subscription revenue (including revenue related to messaging utilization above our clients’ contracted levels, but excluding customer support) in the current period from those clients who were clients during the prior year period, including additional sales to those clients, by (b) subscription revenue (including revenue related to messaging utilization above our clients’ contracted levels, but excluding customer support) from all clients in the prior year period. This metric is calculated on a quarterly basis and, for periods longer than one quarter, we use an average of the quarterly metrics. For each of the years ended December 31, 2012, 2011 and 2010, our subscription revenue renewal rate was greater than 100%.
Adjusted EBITDA.    We monitor Adjusted EBITDA because we believe this measure provides important supplemental information regarding our operating performance and is often used by investors and analysts in their evaluation of companies such as ours. In addition, we use Adjusted EBITDA as a measurement of our operating performance because it assists us in comparing our operating performance on a consistent basis by removing the impact of certain non-cash and non-operating items. We calculate Adjusted EBITDA as net income (loss) before (1) other (income) expense, which includes interest income, interest expense and other income and expense, (2) income tax expense (benefit), (3) depreciation and amortization of property and equipment, (4) amortization of intangible assets, (5) stock-based compensation and (6) the impact of adjusting deferred revenue to fair value under purchase accounting. This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with accounting principles generally accepted in the United States ("GAAP") and should not be relied upon to the exclusion of GAAP financial measures. Adjusted EBITDA reflects an additional way of viewing aspects of our operations that we believe, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provides a more complete understanding of factors and trends affecting our business.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Adjusted EBITDA (1)	$15,674	$(59)	$(2,769)

(1)
Adjusted EBITDA is a non-GAAP financial measure. See “Results of Operations” below for a reconciliation from net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.

Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our suite of cross-channel, digital marketing SaaS solutions and the delivery of professional services. More than 80% of our revenue in each of 2012, 2011 and 2010 was derived from our enterprise, medium-sized and small business clients, with the balance attributable to marketing service providers that resell our solutions to thousands of their customers. We serve a wide range of clients across many industries and sizes, and our revenue is not concentrated within any single client or small group of clients. In each of 2012, 2011 and 2010 no single client represented more than 5% of our revenue, and our largest ten clients accounted for less than 20% of our revenue in the aggregate.
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
Subscription Revenue.    Our subscriptions are based on volume of contracted utilization, level of functionality, number of digital marketing channels, number of users, number of records under management and level of customer support. Utilization levels are based on the volume of email messages, SMS messages, website impressions and other activities. If clients exceed the specified volume of utilization, additional fees are billed for the excess volume, generally at rates equal to or greater than the contracted minimum per-utilization fee, and are included in subscription revenue. If clients use less than the minimum contracted utilization, no rollover credit or refunds are given. Subscription agreements with our clients typically are not cancellable for a minimum period, generally one year but ranging up to three years. Our subscription revenue as a percentage of our total revenue was as follows for the periods presented:

	Year Ended December 31,
	2012	2011	2010
Subscription revenue	80%	82%	86%
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
Professional Services Revenue.    Professional services revenue consists primarily of fees associated with training, implementation, integration, deliverability, campaign services and strategic consulting. Our professional services are not required for clients to utilize our suite of cross-channel, digital marketing SaaS solutions. Depending upon the nature of the engagement, we may provide professional services over the term of the SaaS subscription or in connection with discrete projects. Revenue for our professional services engagements is recognized over the period of performance and is typically contracted on a fixed-fee basis. Our professional services revenue as a percentage of our total revenue was as follows for the periods presented:

	Year Ended December 31,
	2012	2011	2010
Professional services revenue	20%	18%	14%
Cost of Revenue
We allocate certain overhead expenses, such as rent, utilities, office supplies and depreciation of general office assets to cost of revenue categories based on related headcount. As a result, an overhead expense allocation is reflected in each cost of revenue category.
Cost of Subscription Revenue.    Cost of subscription revenue consists primarily of wages and benefits for software operations personnel, as well as depreciation, licensing, maintenance and support for hardware and software used in production, and co-location facilities, bandwidth and infrastructure expenses. The expenses related to co-location, bandwidth and infrastructure are affected by the number of clients using our suite of cross-channel, digital marketing SaaS solutions, the complexity and frequency of their use, the level of utilization and the amount of stored data. In addition, these expenses are affected by our requirement to maintain high application availability. Our system hardware is primarily hosted in three third-party operated co-location facilities, with two located in Indianapolis, Indiana and one in Las Vegas, Nevada. The Pardot systems are hosted by a co-location provider located in Dallas, Texas and Seattle, Washington, and iGoDigital is hosted by facilities in Virginia and Northern California. We expect to make further significant capital investments in the expansion and operation of our data centers and to continue to expand our business, which will increase our cost of subscription revenue in absolute dollars.
Cost of Professional Services Revenue.    Cost of professional services revenue primarily consists of wages and benefits for services personnel and related costs. Our cost of professional services revenue is significantly higher as a percentage of associated revenue than our cost of subscription revenue due to the labor costs associated with providing professional services. As it takes several months to ramp up a professional services consultant to full productivity, we generally increase our professional services capacity ahead of the recognition of associated professional services revenue, which can result in lower margins in a period of significant hiring. We expect the number of professional services personnel to increase in the future as we continue to serve more enterprise clients, resulting in higher cost of professional services revenue in absolute dollars.
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
General and Administrative.    General and administrative expenses consist primarily of wages and benefits for executive, finance and accounting, legal, human resources, internal information technology support and administrative personnel. In addition, general and administrative expenses include professional services fees, bad debt expenses and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel to support our growth. We also anticipate that we will continue to incur additional costs for personnel and for professional services including auditing and legal services, insurance and other corporate governance-related costs related to operating as a public company.
Provision for Income Taxes
We are subject to taxes in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. activities are subject to local income tax and may be subject to current U.S. income tax.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.
We recognize tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. We record interest and penalties related to unrecognized tax benefits in our provision for income taxes.

As of December 31, 2012, we had recorded a full valuation allowance on our deferred tax assets. In the third quarter of 2011, we decided to explore the opportunity to launch an initial public offering and, as a result, we determined that it was no longer more likely than not that our deferred tax assets would be realized due to continued planned business investment with the proceeds of our initial public offering. We previously overcame the negative evidence provided by our recent losses by demonstrating that we had generated income in 2008, 2007 and 2006 and using that information to show our ability to generate taxable income from existing client contracts if our planned investments were not made. In making such determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Critical Accounting Policies
Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. See also Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.
We are an “emerging growth company” under the JOBS Act and, except as set forth below, will take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to opt out of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements, the following accounting policies involve the greatest degree of judgment and complexity and have the greatest potential impact on our consolidated financial statements. A critical accounting policy is one that is material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments for uncertain matters that could have a material effect on our financial condition and results of operations. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
We recognize revenue for subscriptions to our suite of cross-channel, digital marketing SaaS solutions ratably over the term of the subscription agreement, which is typically one year in length but can range up to three years, commencing upon the later of the agreement start date or such time as there is persuasive evidence of an arrangement, access to our SaaS solutions has been granted to the client, the collection of the fee is reasonably assured and the fees to be paid by the client are fixed or determinable. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue until revenue recognition criteria have been met. Our subscription agreements generally contain multiple elements including access to our SaaS solutions, contracted utilization volume and professional services. In addition, we charge fees for utilization above the contracted level which are recognized in the period in which the utilization occurs. Our subscription agreements do not provide clients the right to take possession of the software supporting the SaaS solution at any time.
We also derive revenue from professional services. Professional services revenue consists primarily of fees associated with training, implementation, integration, deliverability, campaign services and strategic consulting. Our professional services are not required for clients to utilize our SaaS solutions. Depending upon the nature of the engagement, we may provide professional services over the term of the SaaS subscription or in connection with discrete projects. Revenue from professional services is recognized using a proportional performance model based on services performed. Professional services, when sold with our subscriptions, are accounted for separately when these services have value to the client on a standalone basis.
Our revenue recognition methodology requires assumptions and judgments to be made by management regarding the amount and timing of credit allowances and considerations of collectibility. Further, our determination of the best estimate of selling price or BESP is based on an analysis of the historical pricing with respect to both our bundled and standalone arrangements. We have not made any material changes in the methodology we utilize to determine these assumptions nor do we believe there is a reasonable likelihood there will be a material change in the future. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to adjustments of the timing of revenue recognition that could be material.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences such as loss carry-forwards and tax credits become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment and ensuring that the deferred tax asset valuation allowance is adjusted as appropriate.
Our position on unrecognized tax benefits contains uncertainties because it requires management to make assumptions and apply judgment to estimate the exposure associated with our various filing positions. We believe our judgments and estimates are reasonable, but actual results could differ.
Acquisitions
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to items such as intangible assets and deferred revenue obligations. In valuing the intangible assets we have acquired, future expected cash flows are estimated based on various assumptions and management's judgment. Outside valuation specialists also assist management in determining the fair value of identifiable intangible assets.
Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to complete the purchase price allocation and estimate the fair value of acquired assets and liabilities. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material.
Goodwill
Goodwill is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in one reporting unit and have selected October 31 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding certain qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, financial performance and other events, to determine if further impairment testing is necessary. If further impairment testing is necessary, management must also make assumptions regarding estimated future cash flows, discount rates and comparable growth data to be derived from our reporting unit. If these estimates or their related assumptions change in the future, we may be required to record an impairment for these assets.
This type of analysis contains uncertainties because it requires management to make assumptions and apply judgment to estimate industry economic factors and the profitability of future business strategies. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to determine the potential for impairment losses. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to losses that could be material. The carrying value of goodwill was $108.2 million and $18.4 million as of December 31, 2012 and 2011, respectively, and there was no impairment as of the date of our annual impairment test.
Stock-Based Compensation
We value all stock-based compensation, including grants of stock options and restricted stock awards, at fair value on the date of grant, and expense the fair value over the applicable service period. The straight-line method is applied to all awards since only service conditions apply. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards requires the use of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We have used the Black-Scholes option-pricing model to value our option grants and determine the related compensation expense.

The following assumptions were used to determine fair values of option grants and related compensation expense:

	Year ended December 31,
	2012			2011			2010
Expected volatility	53.84%	-	55.54%	54.99%	-	57.78%	59.07%	-	62.07%
Risk free interest rate	0.65%	-	0.92%	0.95%	-	2.12%	1.50%	-	2.43%
Expected dividend yield	—%			—%			—%
Expected option term (in years)	6.25			6.25			6.25
Fair value of options granted	$8.83			$4.56			$3.02
The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. There is inherent uncertainty in our forecasts and projections, and if we had made different assumptions and estimates than those described above, the amount of our stock-based compensation expense, net income and net income per share amounts could have been materially different.

Results of Operations
The following tables set forth consolidated statements of operations and comprehensive loss data for each of the periods indicated and a reconciliation of our net loss to Adjusted EBITDA.

	Year Ended December 31,
	2012	2011	2010
Consolidated Statements of Operations and Comprehensive Loss Data:	(in thousands)
Revenue:
Subscription revenue(1)	$234,222	$170,696	$115,553
Professional services revenue	58,050	36,797	18,714
Total revenue	292,272	207,493	134,267
Cost of revenue:
Cost of subscription revenue(2, 3)	56,770	40,333	25,882
Cost of professional services revenue(2)	46,830	29,862	18,012
Total cost of revenue	103,600	70,195	43,894
Gross profit	188,672	137,298	90,373
Operating expenses:
Sales and marketing(2,3)	115,312	93,559	63,978
Research and development(2)	54,022	41,390	27,400
General and administrative(2,3)	39,725	25,985	17,159
Total operating expenses	209,059	160,934	108,537
Operating loss	(20,387)	(23,636)	(18,164)
Other expense, net	(571)	(1,001)	(53)
Loss before taxes	(20,958)	(24,637)	(18,217)
Income tax expense (benefit)	—	10,798	(6,127)
Net loss(4)	(20,958)	(35,435)	(12,090)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(40)	(948)	(17)
Net unrealized loss on marketable securities, net of tax	(31)	—	—
Comprehensive loss	$(21,029)	$(36,383)	$(12,107)

(1) Subscription revenue includes fees for utilization above the contracted level as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenue from utilization above contracted level	$5,500	$10,037	$9,141
Percentage of subscription revenue	2%	6%	8%
Percentage of total revenue	2%	5%	7%

(2) Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cost of revenue—subscription	$345	$351	$218
Cost of revenue—professional services	1,033	704	446
Sales and marketing	3,179	2,265	1,413
Research and development	2,183	1,511	1,147
General and administrative	4,442	2,123	1,201
Total stock-based compensation	$11,182	$6,954	$4,425

(3) Total cost of revenue and operating expenses include the following amounts related to amortization of intangible assets:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cost of revenue - subscription	$1,024	$300	$250
Sales and marketing	704	372	166
General and administrative	354	481	381
Total amortization of intangible assets	$2,082	$1,153	$797

(4) The following table sets forth the reconciliation of net loss to Adjusted net loss and Adjusted EBITDA:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net loss	$(20,958)	$(35,435)	$(12,090)
Acquired deferred revenue fair value adjustment	1,523	—	—
Stock-based compensation	11,182	6,954	4,425
Amortization of intangible assets	2,082	1,153	797
Adjusted net loss	(6,171)	(27,328)	(6,868)

Income tax expense	—	10,798	(6,127)
Depreciation and amortization of property and equipment	21,274	15,470	10,173
Other expense, net	571	1,001	53
Adjusted EBITDA	$15,674	$(59)	$(2,769)

 The following table sets forth selected consolidated statements of operations as a percentage of total revenue:

Consolidated Statements of Operations Data as a Percentage of Total Revenue:	Year Ended December 31,
	2012	2011	2010
Revenue:
Subscription revenue	80%	82%	86%
Professional services revenue	20%	18%	14%
Total revenue	100%	100%	100%
Cost of revenue:
Cost of subscription revenue	19%	19%	19%
Cost of professional services revenue	16%	14%	13%
Total cost of revenue	35%	34%	33%
Gross profit	65%	66%	67%
Operating expenses:
Sales and marketing	39%	45%	48%
Research and development	18%	20%	20%
General and administrative	14%	13%	13%
Total operating expenses	72%	78%	81%
Operating loss	(7)%	(11)%	(14)%
Other expense, net	—%	—%	—%
Loss before taxes	(7)%	(12)%	(14)%
Income tax expense (benefit)	—%	5%	(5)%
Net loss	(7)%	(17)%	(9)%

Note: Due to rounding, totals may not equal the sum of the line items in the table.

Years Ended December 31, 2012, 2011 and 2010
Revenue

	Year Ended December 31,			Change
	2012	2011	2010	2011 to 2012	2010 to 2011
	(in thousands, except percentages)
Subscription revenue	$234,222	$170,696	$115,553	37%	48%
Professional services revenue	58,050	36,797	18,714	58%	97%
Total revenue	$292,272	$207,493	$134,267	41%	55%
2012 compared to 2011.    The $63.5 million of growth in subscription revenue was primarily attributable to increased revenue from new direct client additions, including new direct clients added outside of the United States as a result of our continued investments in international operations. Subscription revenue from international clients increased by $18.8 million, or 81%, from $23.3 million to $42.1 million in 2012. Other contributing factors included the full period impact of recognition of revenue from new clients added throughout 2011 and a larger base of renewal clients. Revenue from utilization above the contracted level decreased by $4.5 million, or 45%, from $10.0 million in 2011 to $5.5 million in 2012. Revenue associated with utilization above the contracted level decreased due to more existing clients renewing at higher contracted utilization volumes.
The $21.3 million of growth in professional services revenue was attributable to the acceleration of new direct client additions utilizing implementation, integration and other services. We continue to experience an increase in the number of enterprise and medium-sized clients with complex digital marketing programs utilizing our professional services. Furthermore, our growth in international operations indicated above, has resulted in increased professional services evidenced by an increase in professional services revenue from international operations of $5.5 million, or 98%, to $11.0 million in 2012.
2011 compared to 2010.    The $55.1 million of growth in subscription revenue was primarily attributable to increased revenue from new direct client additions and the full period impact of recognition of revenue from new clients added during the prior period, a larger base of renewal clients and growth in the United Kingdom and Australia. Subscription revenue recognized from international clients increased by $13.2 million, or 130%, from $10.1 million in 2010 to $23.3 million for 2011. Revenue from utilization above the contracted level increased by $0.9 million, or 10%, from $9.1 million in 2010 to $10.0 million for 2011. Revenue associated with utilization above the contracted level increased in total dollars, but decreased as a percentage of total revenue due to a larger base of existing clients renewing at higher contracted utilization volumes.
The $18.1 million of growth in professional services revenue was attributable to an increase in the number of enterprise and medium-sized clients and additional clients utilizing our implementation, integration and other services as well as increased activity in our international operations.
Cost of Revenue

	Year Ended December 31,
	2012		2011		2010		Change
	Amount	% of Cost of Revenue	Amount	% of Cost of Revenue	Amount	% of Cost of Revenue	2011 to 2012	2010 to 2011
	(in thousands, except percentages)
Cost of subscription revenue	$56,770	55%	$40,333	57%	$25,882	59%	41%	56%
Cost of professional services revenue	46,830	45%	29,862	43%	18,012	41%	57%	66%
Total cost of revenue	$103,600	100%	$70,195	100%	$43,894	100%	48%	60%
2012 compared to 2011.    The $16.4 million increase in cost of subscription revenue was due in part to a $4.5 million increase in employee-related costs due to the net addition of 86 employees in 2012, primarily in our customer support and software operations team to support our larger base of clients and our international expansion. Cost of subscription revenue also increased due to a $3.9 million increase in depreciation and amortization costs related to equipment and software in our data centers, a $5.7 million increase in costs related to enhancing and expanding our global infrastructure and a $1.3 million increase in purchases of third-party partner applications and products for resale to our clients.

The $17.0 million increase in cost of professional services revenue was primarily due to a $9.6 million increase in employee-related costs due to the addition of more than 70 product solution and global support personnel during 2012. Cost of professional services revenue also increased $1.9 million due to travel and meeting expenses, partially due to continued expansion of our international operations and a $3.9 million increase in payments to third-party professional services consultants as demand for our integration services have increased.
2011 compared to 2010.    The $14.5 million increase in cost of subscription revenue was due in part to a $4.7 million increase in employee-related costs due to the net addition of 44 employees in 2011, primarily in our customer support and software operations team to support our larger base of clients and our international expansion. Cost of subscription revenue also increased due to a $3.6 million increase in depreciation and amortization costs related to equipment and software in our data centers, a $1.8 million increase in operating costs related to enhancing and expanding our infrastructure and a $2.2 million increase in purchases of third-party partner applications and products for resale to our clients.
The $11.9 million increase in cost of professional services revenue was primarily due to a $6.2 million increase in employee-related costs due to the net addition of 114 professional services personnel in 2011. Cost of professional services revenue also increased due to a $2.0 million increase in payments to third-party professional services consultants and a $1.0 million increase related to travel and meeting expenses due to the increase in professional services personnel to support our larger base of clients and international expansion.
Gross Profit

	Year Ended December 31,
	2012		2011		2010		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	2011 to 2012	2010 to 2011
	(in thousands, except percentages)
Subscription revenue gross profit	$177,452	76%	$130,363	76%	$89,671	78%	36%	45%
Professional services revenue gross profit	11,220	19%	6,935	19%	702	4%	62%	*
Total gross profit	$188,672	65%	$137,298	66%	$90,373	67%	37%	52%
 * Not meaningful
2012 compared to 2011.    Our subscription revenue gross profit increased $47.1 million in absolute dollars and was unchanged as a percentage of associated revenue. This increase in terms of absolute dollars is attributable to the growth in the number of clients and our ability to grow revenues while controlling costs as a percentage of revenues.
Professional services revenue gross profit increased $4.3 million in absolute dollars and was unchanged as a percentage of associated revenue. The increase was due in part to the growth in the number of clients using our professional services in the U.S. and other countries as well as the prior year adoption of a new accounting standard for revenue recognition of multiple deliverable arrangements on a prospective basis as disclosed previously. This prospective accounting change, along with increased revenue in the U.S. and other countries and leveraging the prior year investment in our professional services headcount, resulted in a 62% increase in professional services gross profit.
2011 compared to 2010.    Our subscription revenue gross profit increased $40.7 million in absolute dollars, but decreased as a percentage of associated revenue. This decrease in gross profit as a percentage of associated revenue, or gross margin, was attributable to the increased use of our solutions and scaling for future growth. This activity resulted in higher third-party data center costs and associated hardware and software costs, along with increased employee-related costs in our customer support and software operations team.
The $6.2 million increase in professional services revenue gross profit was due in part to the prospective adoption of a new accounting standard for revenue recognition of multiple deliverable arrangements, specifically related to professional services revenue and the growth in the number of clients using our professional services. Revenue from professional services is recognized using a proportional performance model based on services performed. Prior to January 1, 2011, professional services revenue was recognized ratably over the subscription term.

Sales and Marketing Expenses

	Year Ended December 31,			Change
	2012	2011	2010	2011 to 2012	2010 to 2011
	(in thousands, except percentages)
Sales and marketing	$115,312	$93,559	$63,978	23%	46%
Percentage of total revenue	39%	45%	48%
2012 compared to 2011.    The $21.8 million increase in sales and marketing expenses was primarily due to a $13.0 million increase in employee-related costs, including sales commissions and bonuses, due to the net addition of 168 sales and marketing employees during 2012. It also reflected an increase of $3.9 million in marketing program and expenses for events, such as our Connections 2012 client conference, and an increase in travel and meeting expenses of $2.7 million. Our sales and marketing team size increased as we continued our expansion both domestically and abroad in Brazil, Europe and Australia. As a percentage of total revenue, sales and marketing expenses decreased 6 percentage points due to revenue growing at a faster rate than expenses during the period.
2011 compared to 2010.    The $29.6 million increase in sales and marketing expenses was primarily due to a $11.4 million increase in employee-related costs due to the net addition of 80 sales and marketing employees in 2011 and an $8.4 million increase in sales commissions and bonuses as a result of increased sales and performance that exceeded our sales targets. It also reflects an increase in travel and meeting expenses of $3.3 million and an increase in marketing program and event expenses of $1.4 million. Our sales and marketing headcount increased as we continued to invest in expanding our domestic and international presence.
Research and Development Expenses

	Year Ended December 31,			Change
	2012	2011	2010	2011 to 2012	2010 to 2011
	(in thousands, except percentages)
Research and development	$54,022	$41,390	$27,400	31%	51%
Percentage of total revenue	18%	20%	20%
2012 compared to 2011.    The $12.6 million increase in research and development expenses was primarily due to a $7.4 million increase in employee-related costs due to a full year of expenses from 2011 hires and the net addition of more than 80 employees dedicated to product development, a $2.5 million increase in third-party development contractor resources and an increase in software support costs of $1.8 million. As a percentage of total revenue, research and development expenses decreased 2 percentage points due to revenue growing at a faster rate than expenses during the period.
2011 compared to 2010.    The $14.0 million increase in research and development expenses was primarily due to a $4.6 million increase in employee-related costs due to a full year of expenses related to 2010 hires and the net addition of 15 employees in 2011, a $7.4 million increase in third-party development contractor resources and an increase of $1.9 million in software support costs. Our research and development spending increased as we accelerated the development of our suite of cross-channel, digital marketing SaaS solutions.
General and Administrative Expenses

	Year Ended December 31,			Change
	2012	2011	2010	2011 to 2012	2010 to 2011
	(in thousands, except percentages)
General and administrative	$39,725	$25,985	$17,159	53%	51%
Percentage of total revenue	14%	13%	13%
2012 compared to 2011.    The $13.7 million increase in general and administrative expenses was primarily due to a $7.6 million increase in employee-related costs from the addition of more than 60 new employees in finance and accounting, legal, human resources, talent acquisition and internal information technology support to support our growth. Expenses incurred for third-party accounting, information technology, insurance and consulting-related fees also increased $3.5 million as the scope of such work grew in connection with our growth and costs of becoming a publicly traded company. We also incurred $1.1 million in costs associated with specific events such as the secondary offering completed in September 2012 and the two acquisitions previously mentioned. As a percentage of total revenue, general and administrative expenses increased 1 percentage point due to increased expenses, primarily as a result of becoming a publicly traded company.
2011 compared to 2010.    The $8.8 million increase in general and administrative expenses was primarily due to a $6.9 million increase in employee-related costs due to the net addition of 55 personnel in finance and accounting, legal, human resources, talent acquisition and internal information technology resources in 2011 to support our growth.
Other Expense, Net

	Year Ended December 31,			Change
	2012	2011	2010	2011 to 2012	2010 to 2011
	(in thousands, except percentages)
Other expense, net	$(571)	$(1,001)	$(53)	(43)%	*
  * Not meaningful
2012 compared to 2011.    Other expense consists of realized foreign exchange gains and losses, interest income and expense. Other expense for 2012 was $0.6 million compared to $1.0 million for 2011. The decrease in other expense is primarily due to lower interest expense incurred as a result of the repayment in full and termination of our loan and security agreement as further described in the "Liquidity and Capital Resources" section below.
2011 compared to 2010.    Other expense consists primarily of interest income and expense and foreign exchange gains and losses. The change in other expense resulted from a $0.6 million increase in interest expense, primarily related to the full year of interest on borrowings under our loan and security agreement executed in November 2010. There was also an increase of $0.2 million in foreign exchange losses related to foreign currency transactions in our international locations.
Income Tax Expense (Benefit)

	Year Ended December 31,			Change
	2012	2011	2010	2011 to 2012	2010 to 2011
	(in thousands, except percentages)
Income tax expense (benefit)	$—	$10,798	$(6,127)	*	*
  * Not meaningful
2012 compared to 2011.    Income tax expense of no amount in 2012 compared to $10.8 million in 2011 is due to our determination in September of 2011 that it was no longer more likely than not that our deferred tax assets would be realized due to continued planned business investment. In making such determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. Accordingly, we established a full valuation allowance against the net deferred tax assets in the third quarter of 2011.
2011 compared to 2010.    Income tax expense of $10.8 million in 2011 compared to an income tax benefit of $6.1 million in 2010 is due to our determination in 2011 that it was no longer more likely than not that our deferred tax assets would be realized due to continued planned business investment.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the proceeds from the issuance of our preferred stock, borrowings under credit facilities, cash flows from operations and the proceeds of our initial public offering. In November 2010, we entered into a senior secured loan and security agreement providing for both a $10.0 million bank term loan and a revolving line of credit collateralized by a blanket lien on substantially all of our personal property, including intellectual property. As of December 31, 2011, $6.7 million was outstanding under the term loan and $10.0 million was outstanding under the revolving line. In March 2012, we repaid all outstanding amounts under our loan and security agreement and in April 2012, we terminated our loan and security agreement.
At December 31, 2012, our principal sources of liquidity were cash and cash equivalents totaling $69.2 million and short-term investments of $40.2 million.

Summary of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by (used in) operating activities	$22,727	$(2,760)	$3,624
Net cash used in investing activities	(173,479)	(33,871)	(24,561)
Net cash provided by financing activities	159,132	74,489	9,473
Effect of exchange rate changes on cash and cash equivalents	107	43	(74)
Net increase (decrease) in cash and cash equivalents	$8,487	$37,901	$(11,538)
Operating Activities
For the year ended December 31, 2012, net cash provided by operating activities was $22.7 million attributable to the net loss from operations of $21.0 million, more than offset by the add back of non-cash charges for depreciation and stock-based compensation expense, along with positive net cash flow from working capital accounts further described below.
The net cash used in 2011 of $2.8 million was attributable to the net loss from operations of $35.4 million and changes in working capital accounts, offset by adjustments to reconcile an increase in our net loss to net cash used in operations including the add-back for the $10.5 million valuation allowance on our deferred tax assets, depreciation and amortization expense and stock-based compensation expense.
The 2010 net cash inflow of $3.6 million resulted primarily from changes in working capital accounts, the receipt of a tax refund, and the add back of non-cash charges for depreciation and stock-based compensation expense, which were offset by a loss from operations.
The changes in working capital items consisted primarily of the following (in each case reflecting amounts as of the dates indicated and amount of change from the prior period):
Accounts Receivable

	As of December 31,
	2012	2011	2010
	(in thousands, except percentages)
Accounts receivable, net	$55,911	$43,380	$27,589
Dollar change from prior period	12,531	15,791	7,022
Percentage change from prior period	29%	57%	34%
The increases in accounts receivable were due to continued growth in invoiced amounts to our clients, reduced by collections on existing receivables. We generally invoice clients prior to recognizing the associated revenue in full. In recent periods, more of our clients have requested monthly instead of quarterly or annual billing terms. As of December 31, 2012, accounts receivable increased 29% from December 31, 2011 primarily as a result of a 41% increase in revenue offset by favorable performance in collections. Our accounts receivable are primarily held in the United States, United Kingdom, Australia and Brazil where we believe economic conditions are stable and collectibility is good.
In 2011, accounts receivable increased at a higher rate than in prior years due in part to a larger percentage of client contracts executed and invoices generated in the last month of the fourth quarter of 2011.
Deferred Revenue

	As of December 31,
	2012	2011	2010
	(in thousands, except percentages)
Total deferred revenue(1)	$58,962	$40,423	$32,966
Dollar change from prior period	18,539	7,457	8,548
Percentage change from prior period	46%	23%	35%

(1)	Includes deferred revenue included in long-term obligations and other.

The increases in total deferred revenue were due to continued growth in invoiced amounts under our subscription agreements, offset by the recognition of revenue. The growth in invoiced amounts was primarily due to new direct client additions, a larger base of renewal clients and increases in revenue associated with our international operations.
Deferred revenue represents the amount billed to clients that has not yet been earned or recognized as revenue, pursuant to agreements entered into in current and prior periods, and does not reflect that portion of subscriptions and professional services to be invoiced to clients on a periodic basis for which payment is not yet due. In recent periods, more of our clients have requested monthly instead of quarterly or annual billing terms. As a result, we believe that the proportion of aggregate contract value reflected on the balance sheet as deferred revenue may continue to decrease if this trend continues. This trend may reduce the amount of deferred revenue, accounts receivable and cash inflow in our financial statements.
Accrued Compensation

	As of December 31,
	2012	2011	2010
	(in thousands, except percentages)
Accrued compensation and related expenses	$18,503	$14,167	$10,143
Dollar change from prior period	4,336	4,024	4,184
Percentage change from prior period	31%	40%	70%
As of December 31, 2012 and 2011, the increase of 31% and 40%, respectively, was primarily driven by the increase in the number of our employees as well as timing and size of the payments of our annual performance bonuses and commissions. These amounts are paid out in the first quarter of the following year.
Investing Activities
Net cash used in investing activities was $173.5 million, $33.9 million and $24.6 million during 2012, 2011 and 2010, respectively. During the fourth quarter of 2012, we purchased $40.2 million of high quality diversified investment grade securities that are classified as available-for-sale as we do not intend to hold these securities to maturity. Net cash used in investing activities also consisted of payments in the amounts of $100.8 million, $2.7 million, and $5.8 million made during 2012, 2011 and 2010, respectively, related to our acquisitions further described in the notes to the Consolidated Financial Statements. Investing activity also reflects the cash used to purchase fixed assets to expand our data center infrastructure, computer equipment and office furniture for our employees as well as leasehold improvements related to additional office space. Net cash used in investing activities did not include $5.5 million, $4.2 million and $3.1 million of fixed assets capitalized in 2012, 2011 and 2010, respectively, as payments were made in the subsequent periods.
Financing Activities
Net cash provided by financing activities was $159.1 million, $74.5 million and $9.5 million during 2012, 2011 and 2010, respectively. Activity during 2012 included proceeds from the issuance of $169.7 million of common stock in our initial public offering, net of issuance costs, which was offset by $16.7 million of payments on our term loan and revolving line of credit. Net cash used in financing activities during these periods also included repayments of certain borrowings pursuant to our capital leases, as well as proceeds of $7.7 million from the exercise of stock options.
In March 2011, we issued an aggregate of 1,948,052 shares of our Series G preferred stock for total proceeds of $30.0 million. In November 2011, we issued 2,000,000 shares of Series D preferred stock for total proceeds of $40.0 million. Such shares were sold to existing holders of Series G and D preferred stock and their affiliates. Net cash provided by financing activities during 2011 also included $9.8 million borrowed under our revolving line of credit, partially offset by $3.3 million in payments on our term loan.
Net cash provided by financing activities during 2010 included $9.9 million borrowed under our term loan.
Capital Resources
Since 2009, we have increased our expenditures faster than the growth in our revenue. Our future capital requirements may vary materially from those now planned and will depend on many factors, including, but not limited to:

•	the development of new cross-channel, digital marketing SaaS solutions;

•	market acceptance of our solutions;

•	the levels of marketing programs required to maintain and improve our competitive position in the marketplace;

•	future acquisitions or investments in complementary businesses, products or technologies;

•	the expansion of our sales, support and marketing organizations;

•	the establishment of additional offices in the United States and internationally;

•	the building of infrastructure necessary to support our growth;

•	the response of competitors to our solutions; and

•	our relationships with suppliers and clients.
Based on our current cash and accounts receivable balances, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for the next twelve months. However, we may need or choose to raise additional funds in the future if we consummate acquisitions or investments in complementary businesses, products or technologies, which could deplete the amount of cash on our balance sheet. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience ownership dilution.
During the last three years, inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the next twelve months.
Off-Balance Sheet Arrangements
During fiscal years ended December 31, 2012, 2011 and 2010 we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that are likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity or capital resources or expenditures.
Contractual Obligations
The following table summarizes our contractual cash obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1-3 years	3-5 Years	More than 5 Years
	(in thousands)
Capital leases	$1,245	$739	$506	$—	$—
Operating leases	25,566	5,103	9,856	5,974	4,633
Contractual commitments(1)	31,880	12,761	10,244	7,100	1,775
Total	$58,691	$18,603	$20,606	$13,074	$6,408

(1)
Contractual commitments primarily consist of hosting and hosting-related costs for the data center facilities that house our infrastructure and a software licensing agreement for certain software product licenses.

In the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including clients, lessors, and parties to other transactions, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that our suite of cross-channel, digital marketing SaaS solutions, when used for their intended purposes, infringe upon the intellectual property rights of such other third parties or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. In the past we have not been required to make payments under these obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk.    Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Brazilian Real, Australian dollar and Swedish Krona. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We typically collect revenue and incur costs in the currency in the location in which we provide our solutions. Although we have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains and losses related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our results of operations. To date, we have not entered into any foreign currency hedging contracts. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.
Interest Rate Sensitivity.     Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and short-term investments. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment-grade securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ExactTarget, Inc.:

We have audited the accompanying consolidated balance sheets of ExactTarget, Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule II - valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ExactTarget, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Indianapolis, Indiana
February 22, 2013

EXACTTARGET, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$69,192	$60,705
Short-term investments	40,217	—
Accounts receivable, net	55,911	43,380
Prepaid expenses	11,378	8,703
Other current assets	3,219	2,483
Total current assets	179,917	115,271
Property and equipment, net	67,944	54,616
Goodwill	108,222	18,447
Intangible assets, net	27,352	3,286
Other assets	3,631	1,664
Total assets	$387,066	$193,284
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,070	$8,124
Accrued liabilities	12,874	10,725
Accrued compensation and related expenses	18,503	14,167
Current portion of long-term obligations and other	1,464	4,787
Deferred revenue	57,592	39,273
Total current liabilities	99,503	77,076
Long-term obligations and other	5,946	5,134
Long-term portion of debt	—	13,333
Total liabilities	105,449	95,543
Redeemable convertible preferred stock:
Series E, Series F and Series G redeemable convertible preferred stock, at respective redemption value. Authorized 4,912,646 shares, issued and outstanding no amounts and 4,912,646 shares at December 31, 2012 and December 31, 2011, respectively	—	63,000
Stockholders’ equity:
Common stock, $0.0005 par value. Authorized 300,000,000 and 74,000,000 and shares at December 31, 2012 and 2011, respectively; issued and outstanding 68,544,290 and 9,042,346 shares at December 31, 2012 and 2011, respectively	34	5
Additional paid in capital	449,801	17,031
Series A, Series B and Series D preferred stock, at respective issuance date fair value. Authorized 10,000,000 and 18,554,573 shares at December 31, 2012 and 2011, respectively; issued and outstanding no amounts and 18,554,573 shares at December 31, 2012 and 2011, respectively	—	164,894
Accumulated other comprehensive loss	(1,122)	(1,051)
Accumulated deficit	(167,096)	(146,138)
Total stockholders’ equity	281,617	34,741
Total liabilities and stockholders’ equity	$387,066	$193,284
See accompanying notes to consolidated financial statements.

EXACTTARGET, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Subscription	$234,222	$170,696	$115,553
Professional services	58,050	36,797	18,714
Total revenue	292,272	207,493	134,267
Cost of revenue:
Subscription	56,770	40,333	25,882
Professional services	46,830	29,862	18,012
Total cost of revenue	103,600	70,195	43,894
Gross profit	188,672	137,298	90,373
Operating expenses:
Sales and marketing	115,312	93,559	63,978
Research and development	54,022	41,390	27,400
General and administrative	39,725	25,985	17,159
Total operating expenses	209,059	160,934	108,537
Operating loss	(20,387)	(23,636)	(18,164)
Other expense, net	(571)	(1,001)	(53)
Loss before taxes	(20,958)	(24,637)	(18,217)
Income tax expense (benefit)	—	10,798	(6,127)
Net loss	(20,958)	(35,435)	(12,090)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax - zero	(40)	(948)	(17)
Net unrealized loss on marketable securities, net of tax - zero	(31)	—	—
Comprehensive loss	$(21,029)	$(36,383)	$(12,107)

Net loss per common share:
Basic	$(0.39)	$(4.05)	$(1.52)
Diluted	$(0.39)	$(4.05)	$(1.52)
Weighted average number of common shares outstanding—basic	53,856,234	8,750,540	7,978,304
Weighted average number of common shares outstanding—diluted	53,856,234	8,750,540	7,978,304

See accompanying notes to consolidated financial statements.

EXACTTARGET, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share data)

	Redeemable convertible preferred stock		Stockholders’ Equity
			Common stock		Preferred stock		Additional paid-in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Share	Amount	Share	Amount	Share	Amount
Stockholders' equity at December 31, 2009	2,964,594	$33,038	7,571,496	$4	16,180,448	$120,727	$—	$(98,613)	$(86)	$22,032
Net loss	—	—	—	—	—	—	—	(12,090)	—	(12,090)
Foreign currency translation adjustment and other	—	—	—	—	—	—	—	—	(17)	(17)
Exercise of employee stock options	—	—	625,734	—	—	—	791	—	—	791
Stock-based compensation expense	—	—	—	—	—	—	4,425	—	—	4,425
Vesting of restricted stock	—	—	259,284	—	—	—	—	—	—	—
Issuance of common stock and Series D preferred stock in connection with acquisition of CoTweet, Inc.	—	—	3,974	—	374,125	4,194	4,030	—	—	8,224
Stockholders' equity at December 31, 2010	2,964,594	$33,038	8,460,488	$4	16,554,573	$124,921	$9,246	$(110,703)	$(103)	$23,365
Net loss	—	—	—	—	—	—	—	(35,435)	—	(35,435)
Foreign currency translation adjustment and other	—	—	—	—	—	—	—	—	(948)	(948)
Exercise of employee stock options	—	—	135,712	—	—	—	429	—	—	429
Stock-based compensation expense	—	—	—	—	—	—	6,954	—	—	6,954
Vesting of restricted stock	—	—	446,146	1	—	—	—	—	—	1
Issuance of Series D preferred stock	—	—	—	—	2,000,000	39,973	—	—	—	39,973
Issuance of common stock and preferred stock in connection with acquisition of Frontier Tecnologia, Ltda.	—	—	—	—	—	—	402	—	—	402
Issuance of Series G preferred stock	1,948,052	29,962	—	—	—	—	—	—	—	—
Stockholders' equity at December 31, 2011	4,912,646	$63,000	9,042,346	$5	18,554,573	$164,894	$17,031	$(146,138)	$(1,051)	$34,741

See accompanying notes to consolidated financial statements.

EXACTTARGET, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Continued)
(in thousands, except share data)

	Redeemable convertible preferred stock		Stockholders’ Equity
			Common stock		Preferred stock		Additional paid-in capital	Accumulated deficit	Accumulated comprehensive loss	Total
	Share	Amount	Share	Amount	Share	Amount
Stockholders' equity at December 31, 2011	4,912,646	$63,000	9,042,346	$5	18,554,573	$164,894	$17,031	$(146,138)	$(1,051)	$34,741
Net loss	—	—	—	—	—	—	—	(20,958)	—	(20,958)
Foreign currency translation adjustment and unrealized gain / (loss) on available for sale securities	—	—	—	—	—	—	—	—	(71)	(71)
Exercise of employee stock options	—	—	2,002,624	1	—	—	7,717	—	—	7,718
Stock-based compensation expense	—	—	—	—	—	—	11,182	—	—	11,182
Vesting of restricted stock	—	—	103,244	—	—	—	—	—	—	—
Issuance of restricted stock in connection with acquisitions of Pardot LLC and iGoDigital, LLC	—	—	686,638	—	—	—	16,296	—		16,296
Issuance of common stock in connection with Initial Public Offering			9,775,000	5	—	—	169,704	—	—	169,709
Conversion of preferred stock	(4,912,646)	(63,000)	46,934,438	23	(18,554,573)	(164,894)	227,871	—	—	63,000
Stockholders' equity at December 31, 2012	—	$—	68,544,290	$34	—	$—	$449,801	$(167,096)	$(1,122)	$281,617

See accompanying notes to consolidated financial statements.

EXACTTARGET, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(20,958)	$(35,435)	$(12,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,356	16,623	10,970
Lease incentives received from lessor	336	637	141
Provision for / (recovery of) bad debt and credit allowances	1,861	2,271	1,131
Stock-based compensation	11,182	6,954	4,425
Change in deferred taxes	—	10,540	(6,952)
Other	204	87	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,288)	(17,260)	(8,488)
Prepaid expenses and other assets	(4,193)	(6,007)	1,419
Accounts payable and accrued liabilities	2,181	8,165	888
Accrued compensation and related expenses	4,310	3,838	3,957
Deferred revenue	16,736	6,827	8,227
Net cash provided by (used in) operating activities	22,727	(2,760)	3,624
Cash flows from investing activities:
Business combination, net of cash acquired	(100,776)	(2,710)	(5,814)
Purchases of property and equipment	(32,455)	(31,161)	(18,748)
Purchases of marketable securities	(40,248)	—	(1,999)
Sales of marketable securities	—	—	2,000
Net cash used in investing activities	(173,479)	(33,871)	(24,561)
Cash flows from financing activities:
Repayments on capital leases and notes payable	(770)	(952)	(517)
Net proceeds from (payments on) term loan	(9,967)	(3,333)	9,918
Net proceeds from (payments on) on revolving line of credit	(6,700)	9,804	—
Proceeds from issuance of stock from option exercises	7,718	429	791
Payments of contingent consideration	(858)	(1,394)	(719)
Proceeds from issuance of preferred stock, net of issuance costs	—	69,935	—
Proceeds from issuance of common stock, net of issuance costs	169,709	—	—
Net cash provided by financing activities	159,132	74,489	9,473
Effect of exchange rate changes on cash and cash equivalents	107	43	(74)
Increase (decrease) in cash and cash equivalents	8,487	37,901	(11,538)
Cash and cash equivalents, beginning of the period	60,705	22,804	34,342
Cash and cash equivalents, end of the period	$69,192	$60,705	$22,804
Supplemental disclosures:
Net cash paid for interest	$288	$532	$9
Net cash paid (received) for income taxes	26	28	(2,269)
Supplemental disclosure of noncash investing activities:
Change in payables for purchases of property and equipment	$1,306	$1,118	$724
Capital lease obligations entered into for property and equipment	1,007	767	742

See accompanying notes to consolidated financial statements

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

(1) Summary of Significant Accounting Policies
(a) Description of Business
ExactTarget, Inc. (“ExactTarget” or the “Company”) is a leading global provider of cross-channel digital marketing software-as-a-service ("SaaS") solutions that empower organizations of all sizes to communicate with their customers through a suite of applications, including email, mobile, social media, websites, marketing automation and data management. ExactTarget’s powerful suite of integrated applications enables both business-to-business and business-to-consumer marketers to plan, automate, deliver and optimize data-driven digital marketing and real-time communications to drive customer engagement, increase sales and improve return on marketing investment. The Company is headquartered in Indianapolis, Indiana with offices across North America and in Europe, South America and Australia.
(b) Cash and Cash Equivalents
The Company classifies highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents, which include cash in bank accounts, money market accounts and bank certificates of deposit, are recorded at cost, which approximates fair value.
(c) Short-term Investments
Short-term investments consist of marketable securities such as corporate notes and bonds, certificates of deposit and commercial paper that are classified as available-for-sale and recorded at fair value. The determination of fair value is further detailed in the short-term investment footnote below. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.
(d) Common Stock Split
In March 2012, the Company’s board of directors approved a two-for-one forward stock split of the Company’s outstanding common stock, with a corresponding change in par value, which became effective on March 20, 2012. All common share numbers and per common share amounts for all periods presented have been adjusted retroactively to reflect the two-for-one forward stock split.
(e) Segments
The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. Revenue is generated predominately in the United States, and all significant assets are held in the United States.
(f) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in the United States (Pardot LLC, iGoDigital, Inc. and iGoDigital Holdings, LLC), United Kingdom (ExactTarget Limited), Australia (ExactTarget Pty Ltd), Brazil (ExactTarget Tecnologia Ltda.), Germany (ExactTarget GmbH), France (ExactTarget SAS), and Sweden (ExactTarget AB), after elimination of all significant intercompany accounts and transactions.
(g) Revenue Recognition
The Company recognizes revenue for subscriptions to its SaaS solutions ratably over the term of the subscription agreement, which is typically one year in length but can range up to three years, commencing upon the later of the agreement start date or such time as there is persuasive evidence of an arrangement, access to its SaaS solutions has been granted to the client, the collection of the fee is reasonably assured and the amount of the fees to be paid by the client are fixed or determinable. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue until revenue recognition criteria have been met. The Company’s subscription agreements generally contain multiple elements including software access, contracted utilization volume and professional services. In addition, the Company charges fees for utilization above the contracted level which are recognized in the period in which the utilization occurs. The Company’s subscription agreements do not provide clients the right to take possession of the software supporting the SaaS solution at any time.
The Company also derives revenue from professional services. Professional services revenue consists primarily of fees associated with training, implementation, integration, deliverability, campaign services and strategic consulting. The Company’s professional services are not required for clients to utilize its SaaS solutions. Depending upon the nature of the engagement, the Company may provide professional services over the term of the SaaS subscription or in connection with discrete projects. Revenue from professional services is recognized using a proportional performance model based on services

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

performed. Professional services, when sold with the Company’s subscriptions, are accounted for separately when these services have value to the client on a standalone basis.
In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance regarding how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using its best estimate of selling price, or BESP, of deliverables if a vendor does not first have vendor-specific objective evidence, or VSOE, of selling price or does not have third-party evidence, or TPE, of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
The Company elected to adopt this accounting guidance on a prospective basis as of January 1, 2011. The Company’s consolidated financial statements and the notes to its consolidated financial statements presented herein reflect the prospective adoption of the new accounting principle. Prior to the adoption of ASU 2009-13, the Company was not able to establish VSOE or TPE for all undelivered elements. As a result, the Company typically recognized subscription and professional services revenue ratably over the contract period as a single element and allocated subscription and professional services revenue based on the contract price.
A multiple-element arrangement includes the sale of a subscription to the Company’s SaaS solutions with one or more associated professional services offerings, each of which is considered a separate unit of accounting. In determining whether professional services represent a separate unit of accounting, the Company considers the availability of the services from other vendors. The Company allocates revenue to each element in a multiple-element arrangement based upon the BESP of each deliverable.
The Company is not able to demonstrate VSOE or TPE of selling price with respect to sales of subscriptions to its SaaS solutions. The Company does not have sufficient instances of separate sales of subscriptions nor is it able to demonstrate sufficient pricing consistency with respect to such sales. The Company also considered that no other vendor sells similar subscriptions given the unique nature and functionality of its SaaS solutions, and therefore has determined that it is not able to establish TPE of selling price. Therefore, the Company has determined the BESP of subscriptions to its SaaS solution based on the following:

•
the list price, which represents a component of the Company’s current go-to-market strategy, as established by senior management taking into consideration factors such as the competitive and economic environment; and

•	an analysis of the historical pricing with respect to both the Company’s bundled and standalone arrangements for its SaaS solutions.
The Company has established VSOE of selling price of professional services based on an analysis of separate sales of such professional services. For any professional service revenue to be recognized, all of the following criteria must be met:

•	persuasive evidence of an arrangement exists,

•	the fee is fixed or determinable,

•	collection is probable, and

•	service has been provided.
Sales tax collected from clients and remitted to governmental authorities is accounted for on a net basis and therefore is not included in revenues or cost of revenues in the Company’s statements of operations and comprehensive loss.
(h) Deferred Revenue
Deferred revenue represents the amount billed to clients that has not yet been earned or recognized as revenue, pursuant to agreements entered into in current and prior periods, and does not reflect that portion of subscriptions and professional services to be invoiced to clients on a periodic basis for which payment is not yet due. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue until revenue recognition criteria have been met. The Company generally invoices its clients in advance on an annual, quarterly or monthly basis with payment due upon receipt of the invoice. Deferred revenue that will be recognized during the succeeding twelve month period is recorded as current deferred revenue and the remaining portion is recorded as long-term obligations and other.

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

(i) Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable based on a detailed monthly analysis. In estimating the allowance for doubtful accounts, the Company considers the age of the receivable, creditworthiness of the client, general economic conditions and any other relevant factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company also establishes an allowance for future credits, which is determined based on historical credit activity related primarily to billing discrepancies.
The combined allowance for doubtful accounts and future credits was $1.8 million and $3.0 million at December 31, 2012 and 2011, respectively. Write offs against the allowance for doubtful accounts for the years ended December 31, 2012 and 2011 were $0.9 million and $0.6 million, respectively. The Company does not have any off-balance sheet credit exposure related to its clients.
(j) Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short term investments and accounts receivable. These instruments are generally unsecured and uninsured. The Company maintains the majority of its cash balances with a few financial institutions. Accounts receivable are typically unsecured and are from revenues earned from clients across different geographic areas, primarily located in the United States, and operating in a wide variety of industries. No client represented greater than 5% of outstanding accounts receivable as of December 31, 2012 or 2011, or greater than 5% of revenue for the years then ended. The Company does not typically require collateral or other security to support credit sales but provides allowances for sales and doubtful accounts based on historical experience and specific identification. A portion of the Company’s revenue and expenses is generated in foreign currencies and, as a result, the Company is exposed to market risks from changes in foreign currency exchange rates.
Revenue by geographic region, based on the billing address of the clients, was as follows for the periods presented:

	Year Ended December 31,
	2012	2011	2010
United States	$239,148	$178,623	$124,167
International	53,124	28,870	10,100
Total revenue	$292,272	$207,493	$134,267
Percentage of revenue generated outside the United States	18%	14%	8%
No single country outside the United States represented more than 10% of revenue during any period reported.
(k) Use of Estimates
The preparation of financial statements requires the Company’s management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts receivable, allowance for future credits, revenue recognition, valuation of deferred tax assets, valuation of intangible assets acquired through business combinations, and the valuation of share-based payments. Actual results could differ from these estimates.
(l) Property and Equipment
Property and equipment are stated at cost. Property and equipment under capital leases are stated at the lesser of the present value of minimum lease payments or the fair value of the asset.
Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets, generally between two and ten years. Property and equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.
(m) Goodwill and Other Intangible Assets
The Company conducts a test for the impairment of goodwill at least annually and more frequently upon the occurrence of certain events. The annual goodwill impairment test begins with an assessment of qualitative factors including macroeconomic conditions, industry and market conditions, cost factors, financial performance and other events, to determine if further

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

impairment testing is necessary. If necessary, the Company will first compare the fair value of its reporting unit to the carrying amount, including goodwill, to assess whether an impairment indicator is present. If the Company determines that an impairment indicator may be present, then the implied fair value of the goodwill is compared to its carrying amount to determine if there is an impairment loss. The Company performed the impairment test as of October 31, 2012, and concluded that no impairment existed.
Intangible assets with finite lives are amortized over their estimated useful lives and reviewed for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, recoverability is assessed by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. The Company identified no impairment indicators during the year ended December 31, 2012.
(n) Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment, are reviewed for impairment whenever a triggering event indicates that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value, less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company did not identify any triggering events during any of the periods reported.
(o) Advertising
The Company expenses all advertising costs as incurred. Total advertising expense for the years ended December 31, 2012, 2011 and 2010 was $5.4 million, $5.5 million and $4.8 million, respectively.
(p) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating tax positions and determining the provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position, results of operations or cash flows.
The Company evaluates whether it will realize the benefits of its net deferred tax assets and establishes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount considered more likely than not. Deferred tax assets arise as a result of tax loss carry-forwards and various differences between the book basis of assets and the tax basis. The Company determined that it was no longer more likely than not that our deferred tax assets will be recognized due to continued planned business investment and, as a result, noncash charges from continuing operations of $17.6 million were recorded as a valuation allowance for the full value of its deferred tax assets as of September 30, 2011. As of December 31, 2012 and 2011, the valuation allowance increased by $7.2 million to $26.4 million and $1.6 million to $19.2 million, respectively, due to additional losses incurred in the twelve month period ended December 31, 2012 and the fourth quarter of 2011. The Company had previously overcome the negative evidence provided by its recent losses by demonstrating that it had generated income in 2007, 2008 and 2009 and using that to show the ability to generate taxable income from existing client contracts if the planned investments were not made.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

in recognition or measurement are reflected in the period in which the change in judgment occurs through income tax expense which would include related interest expense and penalties.
(q) Equity Incentive Plan
The Company recognizes the fair value of its stock option awards as compensation expense on a straight-line basis over the requisite service period of each award, generally four years. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.
(r) Accrued Straight-Line Rent
The Company recognizes rental expense for minimum lease payments from operating leases on a straight-line basis. The current portion of accrued straight-line rent, which is included in accounts payable and accrued liabilities, and the noncurrent portion, reported in long-term liabilities on the balance sheets, totaled $3.5 million and $3.1 million at December 31, 2012 and 2011, respectively.
(s) Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the sum of net loss by the sum of the weighted average number of common shares outstanding and any dilutive potential common stock equivalents for the period.
The following table reconciles the components of basic and diluted net loss per common share:

	Year Ended December 31,
	2012	2011	2010
Net loss - basic and diluted	$(20,958)	$(35,435)	$(12,090)
Weighted average number of common shares outstanding- basic and diluted	53,856,234	8,750,540	7,978,304
The numbers of preferred stock (once converted), stock options and restricted stock awards that could potentially dilute net loss per basic share in the future, but have not been included in the computation of net loss per diluted share because to do so would have been antidilutive, were as follows:

	Year Ended December 31,
	2012	2011	2010
Anti-dilutive shares	15,783,765	47,917,586	43,937,180
(t) Fair Value of Financial Instruments
The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value of financial instruments as follows:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•
Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, debt and accounts payable, approximate fair value for all periods.

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

(u) Foreign Currency Translation
The U.S. dollar is the reporting currency for all periods presented. The financial information for entities outside the United States is measured using the local currency as the functional currency. Assets and liabilities for foreign entities are translated into U.S. dollars at the exchange rate in effect on the respective balance sheet dates. Revenues and expenses are translated into U.S. dollars based on the average rate of exchange for the corresponding period. Exchange rate differences resulting from translation adjustments are accounted for as a component of accumulated comprehensive loss. Gains or losses from foreign currency transactions are reflected in the consolidated statements of operations under the line item other expense, net.
(2) Property and Equipment
Property and equipment, including assets held under capital leases, are summarized as follows. Construction in progress represents costs associated with new equipment, office leasehold improvements, and software not yet placed in service.

	As of December 31,		Estimated Useful Life (in years)
	2012	2011
Furniture and equipment	$69,326	$55,581	2 -7
Software	30,055	23,217	5
Leasehold improvements	13,968	10,881	*
Construction in progress	7,596	1,508
Total property and equipment, gross	120,945	91,187
Less accumulated depreciation and amortization	(53,001)	(36,571)
Total property and equipment, net	$67,944	$54,616

*	Shorter of lease term or estimated useful life
Depreciation expense on property and equipment totaled $21.3 million, $15.5 million and $10.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Furniture and equipment includes assets under capital leases in the amount of $2.9 million and $2.3 million at December 31, 2012 and 2011, respectively. Accumulated amortization on these assets under capital leases, which is included in accumulated depreciation and amortization, was $1.7 million, $1.6 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(3) Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill:

Goodwill as of December 31, 2010	$15,868
Additions from acquisitions	3,008
Purchase price adjustments and other	(429)
Goodwill as of December 31, 2011	18,447
Additions from acquisitions	89,968
Purchase price adjustments and other	(193)
Goodwill as of December 31, 2012	$108,222

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

Intangible assets with finite lives are amortized over their estimated useful lives between two and six years as shown in the table below. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed.

	As of December 31,					Economic Useful Life (in Years)
	2012	Net Additions*	2011	Net Additions*	2010
Customer lists	$6,448	$3,948	$2,501	$1,196	$1,305	4 - 5
Software technology	21,255	20,055	1,200	—	1,200	4 - 6
Trademarks	1,824	1,824	—	—	—	3
Noncompete agreements	952	(721)	1,673	641	1,032	2 - 3
Total gross intangible assets	30,479	25,106	5,374	1,837	3,537
Less accumulated amortization	(3,127)	(1,039)	(2,088)	(1,113)	(975)
Net intangible assets	$27,352	$24,067	$3,286	$724	$2,562
* Net additions consist of intangible assets acquired through acquisition, the impact of foreign exchange on intangible assets recorded in foreign currency, and the write off of a fully amortized non-compete agreement in 2012.
The total amount of amortization expense relating to defined lived intangibles was $2.1 million, $1.1 million, and $0.8 million, for the years ended December 31, 2012, 2011 and 2010, respectively.
Future amortization expense relating to intangibles is as follows:

Amortization Expense
2013	$6,562
2014	7,656
2015	6,444
2016	3,735
2017	2,507
Thereafter	448
Total amortization expense	$27,352

(4) Acquisitions
The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair values at the acquisition date. The Company uses all available information to estimate fair values. The Company may engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets such as trademarks, customer lists and acquired technology or any other significant assets or liabilities. The Company may adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as more information is obtained regarding asset valuations and liabilities assumed.
Pardot
In October 2012, the Company completed the acquisition of Pardot LLC ("Pardot") for $95.2 million to, among other things, extend the Company's marketing automation capabilities to serve both business-to-business and business-to-consumer marketers worldwide.  As consideration for the Pardot acquisition, the Company paid $85.4 million in cash, issued 423,370 shares of its common stock valued at $10.0 million and has a net working capital settlement receivable of $0.2 million. The fair value of the common stock consideration was based on the closing price of $23.62 on the day of the acquisition. Of the total consideration paid, $7.6 million was deposited and held in escrow to secure indemnification obligations.

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

The table below represents the allocation of the purchase price for the acquired net assets of Pardot based on their estimated fair values as of October 9, 2012. The allocation of the purchase price was based upon estimates of fair value of the corresponding assets and liabilities.

Tangible assets	$1,580
Software technology	14,693
Customer lists	1,375
Trademark	1,653
Goodwill	77,511
Current liabilities	(707)
Deferred revenue	(900)
Purchase price allocation	$95,205
Software technology represents the estimated fair value of Pardot's marketing automation software. Customer lists represent the fair values of the underlying relationships and agreements with Pardot customers. The trademark represents the Pardot trademark and tradenames that the Company intends to use for a given period of time. The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $77.5 million was recorded as goodwill. The fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed are based on management's estimates and assumptions. The goodwill balance is attributed to the assembled workforce and expanded market opportunities when integrating Pardot's marketing automation software with the Company's suite of marketing software solutions. The goodwill balance is deductible for U.S. income tax purposes.
Acquisition-related costs included transaction costs such as legal and accounting fees, which were expensed as incurred. Acquisition-related costs totaled $0.4 million and are included in general and administrative expenses in the consolidated statements of operations.
iGoDigital
Also in October 2012, the Company completed the acquisition of all of the membership interests and capital stock of iGoDigital Holdings, LLC and iGoDigital, Inc. (together, "iGoDigital") for $21.1 million to, among other things, advance its website solutions and predictive analytics solutions.  As consideration, the Company paid $14.8 million in cash and issued 263,268 shares of its common stock valued at $6.3 million. The fair value of the common stock consideration of $23.93 was based on the average closing price of the common stock for the five trading days ending on October 5, 2012.
The table below represents the allocation of the preliminary purchase price for the acquired net assets of iGoDigital based on their estimated fair values as of October 9, 2012. The allocation of the purchase price was based upon estimates of fair value of the corresponding assets and liabilities.

Tangible assets	$1,079
Software technology	5,362
Customer lists	2,638
Trademark	171
Noncompete agreement	366
Goodwill	12,457
Current liabilities	(341)
Deferred revenue	(664)
Purchase price allocation	$21,068

Software technology represents the preliminary estimated fair value of iGoDigital's web analytic software. Customer lists represent the preliminary fair values of the underlying relationships and agreements with iGoDigital customers. The trademark represents the iGoDigital trademark that the Company intends to use for a given period of time. The excess of purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $12.5 million was recorded as goodwill. The goodwill balance is attributed to the assembled workforce and expanded market opportunities when integrating

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

iGoDigital's software with the Company's suite of marketing software solutions. The goodwill balance is deductible for U.S. income tax purposes.
Acquisition-related costs included transaction costs such as legal and accounting fees, which were expensed as incurred. Acquisition-related costs totaled $0.1 million and are included in general and administrative expenses in the consolidated statements of operations.
Frontier
In August 2011, the Company acquired all outstanding shares of Frontier Tecnologia, Ltda. ("Frontier") for $5.4 million in stock and cash consideration, net of cash acquired. The Company funded the purchase price with cash available from operations and from the issuance of 41,966 shares of restricted common stock at $9.59 per share. The restricted common stock vested on the one year anniversary of the acquisition date.
The purchase price was comprised of the following:

Cash consideration, net of cash acquired	$2,710
Escrow payable	806
Accounts payable settlement	104
Equity consideration	402
Estimated fair value of contingent consideration	1,408
Total purchase price	$5,430
As of December 31, 2012, $0.4 million of cash contingent consideration had been earned and paid. The estimated fair value of the contingent consideration in excess of the actual amount earned was recognized as a gain in the period the liability was settled.
The table below represents the allocation of the purchase price for the acquired net assets of Frontier based on their estimated fair values as of August 24, 2011. The allocation of the purchase price was based upon estimates of fair value of the corresponding assets and liabilities.

Other assets and liabilities, net	$264
Customer list	1,408
Noncompete agreements	750
Goodwill	3,008
Purchase price allocation	$5,430
The premium paid over the fair value of the net assets acquired in the purchase, or goodwill, was primarily attributed to expected synergies from Frontier’s geographic market location and existing customer base.
Acquisition-related costs included transaction costs such as legal and accounting fees, which were expensed as incurred. Acquisition-related costs totaled $0.1 million and are included in general and administrative expenses in the consolidated statements of operations.
(5) Short-Term Investments
The following table summarizes the Company’s investments in available-for-sale securities:

	As of December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate Notes / Bonds	$32,330	$—	$(23)	$32,307
Certificates of Deposit	6,920	—	(6)	6,914
Commercial Paper	998	—	(2)	996
Total available-for-sale securities	$40,248	$—	$(31)	$40,217

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

At December 31, 2012, all available-for-sale securities mature within one year with the exception of corporate notes / bonds with a fair value of $20.4 million, which have maturities within two years. Available-for-sale securities are reported at fair value as described below, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive loss. Realized gains and losses on available-for-sale securities, of which there are none as of December 31, 2012, are included in other expense, net in the Company’s consolidated statements of operations.

The assets measured at fair value on a recurring basis and the input categories associated with those assets were as follows:

	As of December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Short-term investments:
Corporate Notes / Bonds	$32,307	$—	$32,307	$—
Certificates of Deposit	6,914	—	6,914	—
Commercial Paper	996	—	996	—

The available-for-sale securities consist of high quality, investment grade securities from diverse issuers with a weighted average credit rating of AA-. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. The Company's procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources.
(6) Commitments and Contingencies
(a) Notes Payable
In November 2010, the Company entered into a Loan and Security Agreement (“Agreement”) which provided the Company with a $10.0 million bank term loan (“Term Loan”) and a $7.0 million revolving line of credit (“Revolving Line”) and was collateralized by a blanket lien on substantially all of the Company’s personal property, including intellectual property.
In March 2011, the Agreement was modified to increase the total size of the Revolving Line from $7.0 million to $10.0 million. Interest at a variable rate equal to the lender’s most recently announced prime rate plus one percent was in place for both the Term Loan and the Revolving Line. This rate was 5.0% as of December 31, 2011. The Term Loan and Revolving Line were to mature on December 1, 2013, and the Term Loan was payable in 36 equal installments. The Agreement included certain covenants related to recurring revenue, capital expenditures and adjusted EBITDA. In September 2011, the Company entered into a second loan modification agreement to increase the total size of the Revolving Line from $10.0 million to $20.0 million. In October 2011, the Company entered into a third loan modification agreement which increased the capital expenditure financial covenant and set forth the criteria under the financial covenants for the remainder of 2011. As of December 31, 2011, $6.7 million was outstanding under the Term Loan and $10.0 million was outstanding under the Revolving Line.
In February 2012, the Company entered into a fourth loan modification agreement that set forth the criteria under the financial covenants in the Agreement for 2012. In March 2012, the Company repaid all outstanding amounts under, and in April 2012 terminated the Agreement.
(b) Lease Agreements
The Company is obligated under capital leases covering certain equipment that expire at various dates during the next three years. The Company also has noncancelable operating leases, primarily for office space in Indianapolis, IN, San Francisco, CA, Bellevue, WA, Atlanta, GA, New York, NY, Australia, Brazil, Germany, Sweden, France and the United Kingdom.

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and capital leases as of December 31, 2012 are as follows:

	Capital Leases	Operating Leases
2013	$739	$5,103
2014	396	5,029
2015	110	4,827
2016	—	3,728
2017	—	2,246
Thereafter	—	4,633
Total minimum lease payments	$1,245	$25,566
Less amounts representing interest	(69)
Present value of minimum lease payments	1,176
Less current portion	(612)
Noncurrent portion	$564
Rent expense was $5.3 million, $4.2 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(c) Software Licensing and Hosting Services Agreements
The Company has multi-year license agreements with vendors for certain software product licenses and third-party hosting providers to provide data center capacity, including hardware and network infrastructure, to power its suite of cross-channel, digital marketing SaaS solutions. As of December 31, 2012, the agreements requiring future minimum payments are as follows:

	Software Licensing	Hosting Services
2013	$7,415	$4,696
2014	2,175	4,519
2015	—	3,550
2016	—	3,550
2017	—	3,550
Thereafter	—	1,775
Total software and hosting service agreements	$9,590	$21,640
(d) Deferred Revenue
Deferred revenue that will not be recognized during the succeeding twelve month period is recorded as long-term obligations and other and totaled $1.4 million and $1.1 million at December 31, 2012 and 2011, respectively.
(e) Indemnification Obligations
In the Company’s subscription agreements with its clients, it agrees to indemnify its clients against any losses or costs incurred in connection with claims by a third party alleging that a client’s use of its services infringes the intellectual property rights of the third party. Based on historical information and other available information as of December 31, 2012, the Company does not expect it will incur any significant liabilities from these indemnification obligations.

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

(7) Income Taxes
For financial reporting purposes, loss before income taxes includes the following components:

	Year Ended December 31,
	2012	2011	2010
Domestic	$(596)	$(10,302)	$(8,755)
Foreign	(20,362)	(14,335)	(9,462)
Loss before income tax expense (benefit)	$(20,958)	$(24,637)	$(18,217)
Income tax expense (benefit) attributable to loss from continuing operations consists of the following:

	Current	Deferred	Total
December 31, 2012:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
Income tax expense (benefit)	$—	$—	$—
December 31, 2011:
Federal	$—	$9,198	$9,198
State and local	39	1,342	1,381
Foreign	219	—	219
Income tax expense (benefit)	$258	$10,540	$10,798
December 31, 2010:
Federal	$—	$(5,625)	$(5,625)
State and local	825	(1,327)	(502)
Income tax expense (benefit)	$825	$(6,952)	$(6,127)
The difference between actual income taxes and expected federal income taxes using a statutory rate of 34% was as follows:

	Year Ended December 31,
	2012	2011	2010
Federal income tax at statutory rate	$(6,862)	$(8,377)	$(6,194)
Meals and entertainment	641	554	364
State income tax, net of federal benefit	(886)	(984)	(333)
Change in valuation allowance	7,165	19,188	—
Foreign income tax expense rate difference	—	219	—
Other	(58)	198	36
Income tax expense (benefit)	$—	$10,798	$(6,127)
The Company receives an income tax benefit calculated as the difference between the fair market value of the Company’s common stock at the time of exercise and the option price, tax effected. The Company did not recognize an excess tax benefit from employee stock option transactions during the years ended December 31, 2012, 2011, and 2010 as the deduction has not reduced taxes payable.

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	As of December 31,
	2012	2011
Deferred tax assets attributable to:
Accounts receivable allowances	$695	$1,165
Accrued liability	1,446	1,749
Intangible assets	1,434	1,788
Stock compensation	7,530	5,189
Deferred revenue	537	451
Net operating losses	29,183	24,256
Total deferred tax assets	40,825	34,598
Deferred tax liabilities attributable to:
Property and equipment	$14,425	$15,410
Total deferred tax liabilities	14,425	15,410
Less valuation allowance	(26,400)	(19,188)
Net deferred tax asset	$—	$—
As of December 31, 2012, the Company had recorded a full valuation allowance of $26.4 million on its net deferred tax assets. In the third quarter of 2011, the Company decided to explore the opportunity of launching an initial public offering and, as a result, the Company determined it was no longer more likely than not that its deferred tax assets would be realized due to continued planned business investment. The Company previously overcame the negative evidence provided by its recent losses by demonstrating that it had generated income in 2008, 2007 and 2006 and using that information to show the ability to generate taxable income from existing client contracts if the planned business investments were not made. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax asset relating to net operating loss carry-forwards, the Company will need to generate future taxable income of approximately $119.6 million prior to the expiration of the net operating loss carry-forwards in 2032. Net operating losses recognized for financial reporting purposes, which do not include tax deductible compensation deductions from stock option exercises, were $12.1 million, $34.0 million and $24.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively.
Management believes they have not taken any tax positions that, if challenged, "more likely than not" would have a material effect on the financial statements or the effective tax rates as of December 31, 2012, and 2011 Tax years 2012, 2011 and 2010 remain open for federal audit purposes and certain tax years for various states remained open as of December 31, 2012.
In 2012, the Company was awarded an economic incentive package from the State of Indiana totaling $10.2 million. The incentive package consists of a training grant and job credits that start in 2013 and expire in 2024.
In 2011, the Company was awarded an economic incentive package from the State of Indiana and the City of Indianapolis totaling $15.9 million. The incentive package consists of a training grant, local tax abatements and job credits that expire in 2020. The financial statements reflect state and local payroll, training grants and property tax credits of $1.8 million, $1.1 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(8) Initial Public Offering
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

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

Upon the closing of the Company’s initial public offering, 23,467,219 shares consisting of 18,554,573 shares of convertible preferred stock and 4,912,646 shares of convertible redeemable preferred stock, converted, on a two-for-one basis, into 46,934,438 shares of common stock.
(9) Stockholders’ Equity
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
As of December 31, 2012, the Company was authorized to issue 300,000,000 shares of common stock with par value of $0.0005 per share and 10,000,000 shares of preferred stock with par value of $0.001 per share.
Prior to the Company’s initial public offering in March 2012, the Company’s preferred stock was divided into seven separate series, designated as Series A, Series B, Series C, Series D, Series E, Series F and Series G preferred stock, all of which were convertible to common stock. Series C, Series E, Series F and Series G were redeemable convertible preferred stock and are discussed in the next footnote. The preferred stock classes that were not classified as redeemable preferred stock were designated prior to the Company's initial public offering as summarized below.

	As of December 31,
	2012		2011		2010
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Series A	—	$—	2,554,747	$767	2,554,747	$767
Series B	—	—	729,980	309	729,980	309
Series D	—	—	15,269,846	163,818	13,269,846	123,845
Total Preferred Stock	—	$—	18,554,573	$164,894	16,554,573	$124,921
Upon the closing of the Company’s initial public offering, the 18,554,573 shares of the Company's outstanding convertible preferred stock converted, on a two-for-one basis, into shares of common stock.
In November 2011, the Company issued 2,000,000 shares of Series D preferred stock at $20.00 per share for total proceeds of $40.0 million. These shares were sold to existing Series D preferred stockholders and their affiliates and had the same liquidation and other preferences as the other shares of the Company’s Series D preferred stock.
Each share of Series A, Series B and Series D preferred stock was convertible into common stock at any time at the option of the holder. Upon the effectiveness of the two-for-one forward stock split of the Company’s outstanding common stock described in note 1(d), pursuant to the provisions of the Company’s certificate of incorporation then in effect, the conversion price of each series of preferred stock was appropriately decreased so that two shares of common stock were issuable upon conversion of each share of preferred stock of such series. Each share of Series A and Series B preferred stock would have automatically converted to common stock upon the earlier to occur of a qualified public offering, as defined in the Company’s certificate of incorporation then in effect, or such date as holders of at least 75% of the then-outstanding Series A and Series B preferred stock, voting together as a single class and on an as-converted-to-common stock basis, requested such conversion. Each share of Series D preferred stock would have automatically converted to common stock upon the earlier to occur of (a) the Company’s initial public offering with at least $75 million aggregate proceeds to the Company (net of underwriting discounts and commissions) and a per share price of not less than $14.01, (b) such date as holders of at least a majority of the shares of the then-outstanding Series D preferred stock requested such conversion, or (c) the conversion of all of the shares of Series E, Series F and Series G preferred stock to common stock. Each share of Series A, Series B and Series D preferred stock was convertible into two shares of common stock upon a conversion described above. The redemption price would have been sum of the applicable liquidation preference, plus an amount per share based on the appraised value of the Company and the applicable conversion rate.

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

(10) Redeemable Convertible Preferred Stock
As of December 31, 2012, the Company was authorized to issue 10,000,000 shares of preferred stock and no preferred stock was issued and outstanding.
Prior to the Company’s initial public offering in March 2012, the Company had outstanding 23,467,219 shares of preferred stock, of which 4,912,646 share were designated redeemable convertible preferred stock. The redeemable convertible preferred stock was divided into three separate series, designated as Series E, Series F and Series G as summarized below.

	As of December 31,
	2012		2011		2010
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Series E	—	$—	1,947,419	$19,980	1,947,419	$19,980
Series F	—	—	1,017,175	13,058	1,017,175	13,058
Series G	—	—	1,948,052	29,962	—	—
Total redeemable convertible preferred stock	—	$—	4,912,646	$63,000	2,964,594	$33,038
Upon the closing of the Company’s initial public offering, the 4,912,646 shares of redeemable convertible preferred stock converted, on a two-for-one basis, into 9,825,292 shares of common stock.
In March 2011, the Company issued 1,948,052 shares of Series G preferred stock at $15.40 per share for total proceeds of $30.0 million.
Each share of Series E, Series F and Series G preferred stock was convertible at any time, at the option of the holder, into shares of common stock determined by dividing the original issuance price by the conversion price. Upon the effectiveness of the two-for-one forward stock split of the Company’s outstanding common stock described in note 1(d), pursuant to the provisions of the Company’s certificate of incorporation then in effect, the conversion price of each series of preferred stock was appropriately decreased so that two shares of common stock were issuable upon conversion of each share of preferred stock of such series. Each share of Series E and Series F preferred stock would have automatically converted to common stock upon the earlier of (a) the Company’s initial public offering with at least $75 million aggregate proceeds to the Company (net of underwriting discounts and commissions) and a per share price of not less than $10.27 or (b) such date as holders of at least a majority of the shares of the then-outstanding Series E and Series F preferred stock, voting together as a single class and on an as converted to common stock basis, requested such conversion. Each share of Series G preferred stock would have automatically converted to common stock upon the earlier of (a) the Company’s initial public offering with at least $75 million aggregate proceeds to the Company (net of underwriting discounts and commissions) and a per share price of not less than $10.27 or (b) such date as holders of at least a majority of the shares of the then-outstanding Series G preferred stock requested such conversion. In the event that the initial public offering price of the common stock issued in the Company’s initial public offering were less than $7.70 per share, the conversion price of the Series G preferred stock would have been adjusted to equal to the initial public offering price. In such event, more than two shares of common stock would have been issued in exchange for each share of Series G preferred stock upon conversion. In the event that the initial public offering price of the common stock issued in the Company’s initial public offering were equal to or greater than $7.70 per share, each share of Series G preferred stock would have converted into two shares of common stock.
After May 1, 2016, the holders of a majority of the shares of Series G preferred stock then outstanding would have been able to demand that the Company redeem all or any portion of each holder’s Series G preferred stock for cash equal to $15.40 per share plus any declared and unpaid dividends thereon. If the requisite holders of the Series G preferred stock demanded a redemption and more than six months had passed and not all Series G preferred stock had been redeemed, such holders of Series G preferred stock would have been entitled to remove directors and/or appoint more directors in order to give them control of the board. In the event of a liquidation event, excluding an initial public offering, holders of the Series G preferred stock would have received the greater of (a) the original issuance price ($15.40 per share) plus any declared and unpaid dividends or (b) the amount such holders would have received if all shares of Series G preferred stock had been converted into common stock immediately prior to such liquidation event, prior to any distribution to holders of any other series of preferred stock or common stock.
At any time after all shares of Series G preferred stock had been redeemed in full, the holders of each of a majority of the shares of Series E preferred stock then outstanding, voting as a single class, and a majority of the shares of Series F preferred stock

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

then-outstanding, voting as a single class, would have been entitled to collectively demand that the Company redeem all or any portion of each holder’s Series E and Series F preferred stock for cash equal to $10.27 per share plus any declared and unpaid dividends thereon, in the case of the Series E preferred stock, and $12.8375 per share plus any declared and unpaid dividends thereon, in the case of the Series F preferred stock. If the requisite holders of the Series E preferred stock and Series F preferred stock had demanded a redemption and more than six months had passed and not all Series E and Series F preferred stock had been redeemed, such holders of Series E and Series F preferred stock would have been entitled to remove directors and/or appoint more directors in order to give them control of the board. Once fully redeemed, those directors would have resigned and the composition of the board would have been determined in accordance with the stockholders’ agreement.
The holders of Series E, Series F and Series G preferred stock were not entitled to receive any dividends unless otherwise declared by the Company’s board of directors. No dividends were declared by the Company’s board of directors related to the Series E, Series F or Series G preferred stock.
(11) Equity Incentive Plans
(a) ExactTarget, Inc. 2004 Stock Option Plan, as Amended
In 2004, the stockholders and the board of directors approved the ExactTarget, Inc. 2004 Stock Option Plan (“2004 Plan”). Under the 2004 Plan, a maximum of 9,615,248 shares of common stock are authorized for issuance to provide a continuing long-term incentive to key employees, provide a means of rewarding outstanding performance and enhance the Company’s ability to recruit and retain key employees. Options granted vest over four years. For options issued prior to July 14, 2004, vesting commences one year from the grant date at 25% and continues to vest at 25% per year for the three years thereafter on the anniversary date of the grant date. For options issued on or after July 14, 2004, 25% of the options granted are exercisable one year from the grant date and the remaining 75% are exercisable ratably over the remaining 36 months. Options expire ten years from the grant date and are forfeited if not exercised within 30 days of an employee leaving the Company. The fair value of the common stock was determined by the Company’s board of directors after considering a broad range of factors, including peer group trading multiples, the illiquid nature of an investment in the Company’s common stock, the Company’s historical financial performance and financial position, the Company’s future prospects and opportunity for liquidity events, and sale and offer prices of preferred stock in private transactions negotiated at arm’s length. The Company ceased granting options under the 2004 Plan in January 2008.
(b) ExactTarget, Inc. 2008 Equity Incentive Plan
The 2008 Equity Incentive Plan (“2008 Plan”), became effective on February 1, 2008 and was approved by the board of directors on January 23, 2008 and by stockholders on March 28, 2008. The 2008 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, and restricted stock, collectively “awards.” Employees and directors, and any subsidiary corporation’s employees and directors, are eligible to receive awards under the 2008 Plan. However, incentive stock options may only be granted to employees or any subsidiary corporation’s employees. The Compensation Committee has the power to determine the terms of the awards, including the employees and directors who will receive awards, the exercise price of options, which must be no lower than the fair market value of the shares, the fair market value of the shares subject to each award, the number of shares subject to each award, the vesting schedule and exercisability of awards, and the form of consideration payable upon exercise or purchase, as applicable. At the beginning of each calendar year, an additional 1,000,000 shares are added to the awards available for future grants up to 4% of the total number of shares outstanding.
In January 2011, the board of directors approved an additional 2,341,170 shares, to be added to the awards available for future grants under the 2008 Plan. Effective November 2011, the 2008 Plan was amended to (i) increase the number of shares available for grant under the plan by an additional 7,852,566 shares, and (ii) provide that the number of shares reserved for issuance under the plan will be increased automatically on the first day of January in each of the years 2013 through 2017 by a number of shares equal to the lesser of (1) 5% of the total number of the Company’s shares outstanding as of the immediately preceding December 31, or (2) such maximum amount, if any, determined by the Company’s board of directors. During 2011, the board of directors approved a total of 10,193,736 shares to be added to the awards available for future grants under the 2008 Plan.
Shares available for future grants under the 2008 Plan at December 31, 2012 and 2011 were 6,321,935 and 8,213,830 shares, respectively.

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

(c) Equity Plan Activity
Stock-Based Compensation
The following table sets forth the total stock-based compensation expense resulting from stock awards included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2012	2011	2010
Cost of revenue - subscription	$345	$351	$218
Cost of revenue - professional services	1,033	704	446
Sales and marketing	3,179	2,265	1,413
Research and development	2,183	1,511	1,147
General and administrative	4,442	2,123	1,201
Total stock-based compensation expense	$11,182	$6,954	$4,425
As of December 31, 2012, 2011 and 2010, $36.0 million, $17.1 million, and $13.0 million, respectively, of total unrecognized stock-based compensation expense related to nonvested shares was expected to be recognized over the respective vesting terms of each award through 2016. The weighted average term of the unrecognized stock-based compensation expense is 3.0 years, 2.7 years and 2.8 years for the years ended December 31, 2012, 2011 and 2010, respectively.
Stock Option Awards
The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2012			2011			2010
Expected volatility	53.84%	-	55.54%	54.99%	-	57.78%	59.07%	-	62.07%
Risk free interest rate	0.65%	-	0.92%	0.95%	-	2.12%	1.50%	-	2.43%
Expected dividend yield	—%			—%			—%
Expected option term (in years)	6.25			6.25			6.25
Fair value of options granted	$8.83			$4.56			$3.02
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

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

Stock option activity in the equity incentive plans for 2012 and 2011 was as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding:
Balance at December 31, 2010	9,166,318	$4.4018	7.54	$21,983
Granted	2,819,668	7.9893
Exercised	(135,712)	3.1747
Forfeited	(526,782)	6.0964
Balance at December 31, 2011	11,323,492	$5.2309	7.37	$54,003
Granted	2,396,360	16.8965
Exercised	(2,002,626)	3.8510
Forfeited	(504,465)	7.3414
Balance at December 31, 2012	11,212,761	$7.8664	7.19	$136,051

Exercisable at December 31, 2012	6,294,169	$4.7857	6.06	$95,761
The aggregate intrinsic value represents the total pretax intrinsic value, based on a stock price of $20.00, $10.00 and $6.80 per share at December 31, 2012, 2011 and 2010, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. This amount changes based on the current price of the stock. The total intrinsic value of options exercised was $35.2 million, $0.8 million, and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Stock Awards
During the year ended December 31, 2012, the Company granted 279,829 shares of restricted stock to non-employee directors and as part of employment agreements for certain employees. These shares of restricted stock were granted with a weighted average fair value of $21.76 per share, have a weighted average remaining life of 1.49 years. The Company also granted 686,638 shares of restricted stock as part of the consideration paid for the acquisitions of Pardot and iGoDigital further described in the Acquisitions footnote.
During the year ended December 31, 2011, the Company granted 32,464 shares of restricted stock to non-employee directors with a weighted average fair value of $7.70 per share, which vested in 2012. The Company also granted 41,966 shares of restricted stock as part of the consideration paid for the acquisition of Frontier Tecnologia, Ltda. further described in the Acquisitions footnote.
There were 966,467 shares and 103,244 shares of unvested restricted stock outstanding at December 31, 2012 and 2011, respectively.
(12) 401(k) Savings Plan
The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Contributions to the plan may be made at the discretion of the board of directors. There were contributions of $1.0 million, $1.0 million and $0.6 million made for the years ended December 31, 2012, 2011, and 2010, respectively.
(13) Related Party Transactions
Matthew W. Ferguson, a member of the board of directors, is the President and Chief Executive Officer of CareerBuilder, LLC, a position he has held since 2003. CareerBuilder, LLC has been a client of the Company for several years. During the years ended December 31, 2012, 2011 and 2010, the aggregate amount of revenue recognized by the Company from CareerBuilder, LLC was $1.1 million, $0.9 million, and $0.8 million, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company made immaterial payments to CareerBuilder of less than $50,000, related to services received from

EXACTTARGET, INC.
Notes to Consolidated Financial Statements
(in thousands except share data or stated otherwise)

CareerBuilder, LLC. Accounts receivable from CareerBuilder, LLC were $0.2 million and $0.1 million as of December 31, 2012 and 2011, respectively. And, there were no amounts due to CareerBuilder, LLC at December 31, 2012 and 2011, respectively.
Julie M.B. Bradley was named as a member of the board of directors in 2012 and is the Chief Financial Officer of TripAdvisor, LLC, a position she has held since 2011. During the years ended December 31, 2012, 2011 and 2010, the aggregate amount of revenue recognized by the Company from TripAdvisor, LLC was $1.3 million, $1.1 million, $1.0 million, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company did not make a payment to TripAdvisor, LLC. Accounts receivable from TripAdvisor, LLC were not a material amount as of December 31, 2012 and there were no amounts due to TripAdvisor, LLC as of December 31, 2012.
All transactions with the related parties noted above were conducted at fair market value with no favorable terms or conditions that are not available to unrelated parties.
(14) Legal Proceedings
On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited filed a lawsuit against the Company in the District Court for the Eastern District of Texas alleging willful infringement of five patents and seeking injunctive relief and unspecified damages. On the same date, the plaintiff filed seven other patent infringement actions against seven other companies in the same industry as the Company. The Company has reviewed the patents asserted in the lawsuit and believes there are valid defenses against the claims. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of such matter, especially given the very early stage of the action. As a result, although the Company is vigorously defending against the asserted claims, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time.
The Company is not currently, nor has it been in the past, subject to any other material legal proceedings. From time to time, however, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

(15) Selected Quarterly Financial Data (unaudited)
The following table sets forth selected unaudited consolidated statements of operations data. This information was derived from our unaudited consolidated financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data in accordance with GAAP.

	Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Revenue	$84,242	$74,655	$69,318	$64,057	$59,508	$55,123	$48,836	$44,026
Cost of revenue	31,224	24,727	23,808	23,841	20,600	18,311	16,618	14,666
Gross profit	53,018	49,928	45,510	40,216	38,908	36,812	32,218	29,360
Net loss before taxes	(12,952)	(721)	(2,602)	(4,683)	(5,887)	(7,580)	(5,963)	(5,207)
Net loss	(12,952)	(721)	(2,602)	(4,683)	(6,145)	(22,322)	(3,706)	(3,262)
Net loss per common share:
Basic	$(0.19)	$(0.01)	$(0.04)	$(0.32)	$(0.68)	$(2.55)	$(0.43)	$(0.38)
Diluted	$(0.19)	$(0.01)	$(0.04)	$(0.32)	$(0.68)	$(2.55)	$(0.43)	$(0.38)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to provide reasonable, not absolute, assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K were effective at a reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate information regarding our directors, executive officers and corporate governance into this section by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees as required by NYSE governance rules and as defined by applicable SEC rules. Our Code of Business Conduct and Ethics is available on the “Investor Relations” section of our website at “http://www.exacttarget.com/company/investor-relations/corporate-governance.aspx.” Stockholders may also obtain a print copy of our Code of Business Conduct and Ethics and our Corporate Governance Guidelines by writing to the Secretary of ExactTarget at 20 North Meridian, Suite 200, Indianapolis, Indiana 46204. If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Internal Revenue Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on the corporate governance section of our website at “http://www.exacttarget.com/company/investor-relations/corporate-governance.aspx.”

ITEM 11. EXECUTIVE COMPENSATION

We incorporate information regarding executive compensation into this section by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate information regarding security ownership of our beneficial owners, management and related stockholder matters into this section by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders and the securities authorized for issuance under our equity compensation plans into this section by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate information regarding certain relationships, related transactions and director independence into this section by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate information regarding our principal accountant fees and services into this section by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements
The information concerning our consolidated financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, Consolidated Financial Statements and Supplementary Data.

(b) Financial Statement Schedule
Schedule II, Valuation and Qualifying Accounts , is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Balance at Beginning of Period	Recorded to Expenses	Reduction to Revenue	Write offs	Balance at End of Period
	(in thousands)
Year Ended December 31, 2012:
Allowance for doubtful accounts and future credits	$2,971	$852	$6,241	$(8,290)	$1,774
Year Ended December 31, 2011:
Allowance for doubtful accounts and future credits	1,289	930	3,603	(2,851)	2,971
Year Ended December 31, 2010:
Allowance for doubtful accounts and future credits	896	876	2,369	(2,852)	1,289

The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

(c) Exhibits
See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXACTTARGET, INC.

Date:	February 22, 2013	By:	/s/ Scott D. Dorsey
Scott D. Dorsey Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

	Signature	Title	Date
By:	/s/ Scott D. Dorsey	Chief Executive Officer and Chairman (Principal Executive Officer)	February 22, 2013
Scott D. Dorsey

By:	/s/ Steven A. Collins	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2013
Steven A. Collins

By:	/s/ Julie M.B. Bradley	Director	February 22, 2013
Julie M.B. Bradley

By:	/s/ Michael M. Brown	Director	February 22, 2013
Michael M. Brown

By:	/s/ Matthew W. Ferguson	Director	February 22, 2013
Matthew W. Ferguson

By:	/s/ Timothy I. Maudlin	Director	February 22, 2013
Timothy I. Maudlin

By:	/s/ Rory T. O'Driscoll	Director	February 22, 2013
Rory T. O’Driscoll

By:	/s/ Scott M. Maxwell	Director	February 22, 2013
Scott M. Maxwell

By:	/s/ David L. Yuan	Director	February 22, 2013
David L. Yuan

EXHIBIT INDEX

Exhibit Number	Description

2.1
Unit Purchase Agreement dated as of October 9, 2012 by and among the Registrant, Pardot LLC, and Pardot LLC's representative (which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, File No. 001-35461, filed with the SEC on October 11, 2012)

3.1
Amended and Restated Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, File No. 333-183586, filed with the SEC on August 28, 2012)

3.2
Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, File No. 333-183586, filed with the SEC on August 28, 2012)

4.1
Form of Common Stock Certificate (which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on March 5, 2012)

4.2
Fourth Amended and Restated Registration Rights Agreement, dated March 28, 2011, by and among the Registrant and certain security holders of the Registrant (which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on November 23, 2011)

10.1†
2004 Stock Option Plan and form of Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on December 30, 2011)

10.2†	2008 Equity Incentive Plan and Form of RSU Agreement

10.3†
Form of Stock Option Agreement under the 2008 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2012)

10.4†
Restatement of ExactTarget, Inc. Non-Employee Directors Restricted Stock Plan (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-183586, filed with the SEC on September 6, 2012)

10.5†
Form of Restricted Stock Agreement between the Registrant and independent directors (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2012)

10.6†
Form of Restricted Stock Agreement between the Registrant and employees (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2012)

10.7†
Form of Employment Agreement between the Registrant and each of Scott D. Dorsey, Traci M. Dolan, Scott S. McCorkle, Andrew J. Kofoid, Steven A. Collins and Timothy B. Kopp (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on February 23, 2012)

10.8
Form of Indemnification Agreements between the Registrant and each of the directors of Registrant (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on February 23, 2012)

10.9#
Patent License Agreement (Nonexclusive) between the Registrant, Subscribermail, LLC and Hula Holdings, LLC, dated March 24, 2006 (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on December 30, 2011)

Exhibit Number	Description

10.10
Lease Agreement for the Guaranty Building between Guaranty Holdings Company, LLC and the Registrant dated March 16, 2005 (which is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on December 30, 2011)

10.10(a)
First Amendment to Lease Agreement between Guaranty Holdings Company, LLC and the Registrant, dated January 16, 2006 (which is incorporated herein by reference to Exhibit 10.8(a) to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on December 30, 2011)

10.10(b)
Second Amendment to Lease Agreement between Guaranty Holdings Company, LLC and the Registrant, dated April 26, 2007 (which is incorporated herein by reference to Exhibit 10.8(b) to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on December 30, 2011)

10.10(c)
Third Amendment to Lease Agreement between Guaranty Holdings Company, LLC and the Registrant dated November 5, 2007 (which is incorporated herein by reference to Exhibit 10.8(c) to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on December 30, 2011)

10.10(d)
Fourth Amendment to Lease Agreement between Guaranty Holdings Company, LLC and the Registrant, dated April 1, 2011 (which is incorporated herein by reference to Exhibit 10.8(d) to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on December 30, 2011)

10.11
Gibson Building Office Lease between American United Life Insurance Company and the Registrant, dated May 27, 2008 (which is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on December 30, 2011)

10.11(a)
First Amendment to Gibson Building Office Lease between American United Life Insurance Company and the Registrant, dated May 22, 2009 (which is incorporated herein by reference to Exhibit 10.9(a) to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on December 30, 2011)

10.11(b)
Second Amendment to Gibson Building Office Lease between American United Life Insurance Company and the Registrant, dated August 7, 2009 (which is incorporated herein by reference to Exhibit 10.9(b) to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on December 30, 2011)

10.12
Office Building Lease between Century Building Investment Group, LLC and the Registrant, dated June 30, 2010 (which is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on December 30, 2011)

10.12(a)
First Amendment to the Office Building Lease between Century Building Investment Group, LLC and the Registrant, dated January 10, 2010 (which is incorporated herein by reference to Exhibit 10.10(a) to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on December 30, 2011)

10.12(b)
Second Amendment to the Office Building Lease between Century Building Investment Group, LLC and the Registrant, dated February 22, 2011 (which is incorporated herein by reference to Exhibit 10.10(b) to the Registrant’s Registration Statement on Form S-1, File No. 333-178147, filed with the SEC on December 30, 2011)

10.12(c)
Third Amendment to the Office Building Lease between Century Building Investment Group, LLC and the Registrant, dated June 22, 2012 (which is incorporated herein by reference to Exhibit 10.10(c) to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2012)

21.1	List of subsidiaries

23.1	Consent of KPMG LLP

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101&
Financial Statements from the Company’s Form 10-K formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

†	Indicates management contract or compensatory plan or arrangement.
#	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.
&
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.