Form 10-Q
period 2013-03-31
ExactTarget, Inc.
filed 2013-05-10
CIK 1420850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of April 30, 2013 there were approximately 69,277,907 shares of the registrant’s common stock outstanding.

EXACTTARGET, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Three-Month Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXACTTARGET, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	As of March 31, 2013	As of December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$54,305	$69,192
Short-term investments	46,709	40,217
Accounts receivable, net of allowances for doubtful accounts of $1,235 and $943 as of March 31, 2013 and December 31, 2012, respectively	55,509	55,911
Prepaid expenses and other current assets	16,524	14,597
Total current assets	173,047	179,917
Property and equipment, net	67,726	67,944
Goodwill and intangible assets, net	134,151	135,574
Other non-current assets	3,302	3,631
Total assets	$378,226	$387,066
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,403	$9,070
Accrued liabilities	13,752	14,338
Accrued compensation and related expenses	15,745	18,503
Deferred revenue	59,376	57,592
Total current liabilities	96,276	99,503
Other non-current liabilities	5,680	5,946
Total liabilities	$101,956	$105,449
Stockholders’ equity:
Common stock, $0.0005 par value. Authorized 300,000,000 shares; Issued and outstanding 69,240,516 and 68,544,290 shares at March 31, 2013 and December 31, 2012, respectively	35	34
Additional paid in capital	456,426	449,801
Accumulated other comprehensive loss	(1,491)	(1,122)
Accumulated deficit	(178,700)	(167,096)
Total stockholders' equity	276,270	281,617
Total liabilities and stockholders' equity	$378,226	$387,066

See accompanying notes to condensed consolidated financial statements.

EXACTTARGET, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
Subscription	$71,629	$51,147
Professional services	17,254	12,910
Total revenue	88,883	64,057
Cost of revenue:
Subscription	18,503	12,710
Professional services	13,717	11,131
Total cost of revenues	32,220	23,841
Gross profit	56,663	40,216
Operating expenses:
Sales and marketing	38,265	25,215
Research and development	17,994	11,160
General and administrative	12,105	8,270
Total operating expenses	68,364	44,645
Operating loss	(11,701)	(4,429)
Other income / (expense), net	97	(254)
Net loss	$(11,604)	$(4,683)

Other comprehensive loss:
Foreign currency translation adjustment, net of tax - zero	(388)	258
Net unrealized gain on marketable securities, net of tax - zero	19	—
Comprehensive loss	$(11,973)	$(4,425)

Net loss per common share - basic and diluted	$(0.17)	$(0.32)
Weighted average number of common shares outstanding - basic and diluted	68,803,774	14,732,963

See accompanying notes to condensed consolidated financial statements.

EXACTTARGET, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(11,604)	$(4,683)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,827	5,215
Provision for / (recovery of) bad debt and credit allowances	609	(181)
Stock-based compensation	3,641	2,178
Other	(6)	38
Changes in operating assets and liabilities:
Accounts receivable, net	(802)	1,388
Prepaid expenses and other assets	(1,455)	671
Accounts payable and accrued liabilities	(1,080)	(889)
Accrued compensation and related expenses	(2,729)	(4,268)
Deferred revenue	2,220	4,143
Net cash provided by (used in) operating activities	(3,379)	3,612

Cash flows from investing activities:
Business combination	—	(806)
Purchases of property and equipment	(7,305)	(4,801)
Purchases of marketable securities	(9,195)	—
Sales of marketable securities	2,492	—
Net cash used in investing activities	(14,008)	(5,607)

Cash flows from financing activities:
Repayments on capital leases	(197)	(194)
Net payments on term loan and revolving line of credit	—	(16,667)
Proceeds from issuance of common stock from option exercises	2,985	467
Payments of contingent consideration	—	(456)
Proceeds from issuance of common stock, net of issuance costs	—	169,709
Net cash provided by financing activities	2,788	152,859
Effect of exchange rate changes on cash and cash equivalents	(288)	(34)
Increase (decrease) in cash and cash equivalents	(14,887)	150,830
Cash and cash equivalents, beginning of the period	69,192	60,705
Cash and cash equivalents, end of the period	$54,305	$211,535

Supplemental Disclosures:
Net cash paid for interest	$—	$282
Supplemental disclosure of noncash investing activities:
Change in payables for purchases of property and equipment	$(1,582)	$(657)
Capital lease obligation entered into for property and equipment	$245	$239
See accompanying notes to condensed consolidated financial statements.

EXACTTARGET, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands except share data or stated otherwise)

(1) Summary of Significant Accounting Policies
(a) Description of Business
ExactTarget, Inc. (“ExactTarget” or the “Company”) is a leading global provider of cross-channel, digital marketing software-as-a-service ("SaaS") solutions that empower organizations of all sizes to communicate with their customers through a suite of applications, including email, mobile, social media and websites, marketing automation and data management. ExactTarget’s suite of integrated applications enables both business-to-business and business-to-consumer marketers to plan, automate, deliver and optimize data-driven digital marketing and real-time communications to drive customer engagement, increase sales and improve return on marketing investment. The Company is headquartered in Indianapolis, Indiana with offices across North America and in Europe, South America, Australia and Asia Pacific.
(b) Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the 2012 consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC in February 2013.
(c) Use of Estimates
The preparation of financial statements requires the Company’s management to make a number of estimates and assumptions related to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts receivable, allowance for future credits, revenue recognition, valuation of deferred tax assets, valuation of intangible assets acquired through business combinations, and the valuation of share-based payments. Actual results could differ from these estimates.
(d) Segments
The Company manages its operations as a single segment for purposes of assessing performance and making operating decisions. Revenue is generated predominately in the United States, and all significant assets are held in the United States.
Revenue by geographic region, based on the billing address of the clients, was as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012
United States	$71,976	$53,137
International	16,907	10,920
Total revenue	$88,883	$64,057
Percentage of revenue generated outside the United States	19%	17%
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

EXACTTARGET, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands except share data or stated otherwise)

(f) Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding and any potentially dilutive common equivalents for the period.
The numbers of preferred stock, stock options, restricted stock awards and restricted stock units that could potentially dilute net loss per basic share in the future, but have not been included in the computation of net loss per diluted share because to do so would have been anti-dilutive, were as follows:

	Three Months Ended March 31,
	2013	2012
Anti-dilutive shares	5,547,700	47,484,578
(2) Short-Term Investments
The following tables summarize the Company’s investments in available-for-sale securities for the periods stated below:

	As of March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate Notes / Bonds	$36,724	$23	$(12)	$36,735
Certificates of Deposit	7,573	8	(1)	7,580
Commercial Paper	2,393	1	—	2,394
Total available-for-sale securities	$46,690	$32	$(13)	$46,709

	As of December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate Notes / Bonds	$32,330	$—	$(23)	$32,307
Certificates of Deposit	6,920	—	(6)	6,914
Commercial Paper	998	—	(2)	996
Total available-for-sale securities	$40,248	$—	$(31)	$40,217
All available-for-sale securities had maturities within one year with the exception of corporate notes/bonds and certificates of deposit with a fair value of $18.5 million and $20.4 million, as of March 31, 2013 and December 31, 2012, respectively, which had maturities within two years. Available-for-sale securities are reported at fair value as described below, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive loss. Realized gains and losses on available-for-sale securities, of which none were significant as of March 31, 2013 or December 31, 2012, are included in other income / (expense), net in the Company’s consolidated statements of operations and comprehensive loss.

EXACTTARGET, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands except share data or stated otherwise)

The assets measured at fair value on a recurring basis and the input categories associated with those assets were as follows:

	As of March 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Short-term investments:
Corporate Notes / Bonds	$36,735	$—	$36,735	$—
Certificates of Deposit	7,580	—	7,580	—
Commercial Paper	2,394	—	2,394	—

	As of December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Short-term investments:
Corporate Notes / Bonds	$32,307	$—	$32,307	$—
Certificates of Deposit	6,914	—	6,914	—
Commercial Paper	996	—	996	—
The available-for-sale securities consist of high quality, investment grade securities from diverse issuers with a weighted average credit rating of AA-. The Company values these securities based on pricing from pricing vendors, who may use inputs other than quoted prices that are observable either directly or indirectly in determining fair value. The Company classifies all available-for-sale securities as having Level 2 inputs. The Company's valuation techniques used to measure the fair value of the financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques.
(3) Property and Equipment
Property and equipment, including assets held under capital leases, are summarized as follows. Construction in progress represents costs associated with new equipment, office leasehold improvements and software not yet placed in service.

	As of March 31, 2013	As of December 31, 2012	Estimated Useful Life (in years)

Furniture and equipment	$78,131	$69,326	2	-	7
Software	30,324	30,055	5
Leasehold improvements	13,935	13,968	*
Construction in progress	4,456	7,596
Total property and equipment	126,846	120,945
Less accumulated depreciation and amortization	(59,120)	(53,001)
Total property and equipment, net	$67,726	$67,944
* Shorter of lease term or estimated useful life

EXACTTARGET, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands except share data or stated otherwise)

Depreciation and amortization of property and equipment were as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012
Depreciation and amortization of property and equipment	$6,176	$4,895
(4) Goodwill and Intangible Assets
The following table presents the change in the carrying amount of goodwill:

Goodwill as of December 31, 2012	$108,222
Additions from acquisitions	—
Purchase price adjustments and other	215
Goodwill as of March 31, 2013	$108,437
Intangible assets with finite lives are amortized over their estimated useful lives between two and six years as shown in the table below. Amortization is based on the pattern in which the economic benefits of the intangible asset will be consumed.

	As of March 31,		As of December 31,	Economic Useful Life (in years)
	2013	Net Additions*	2012
Customer lists	$6,439	$(9)	$6,448	4	-	5
Software technology	21,255	—	21,255	4	-	6
Trademarks	1,824	—	1,824	3
Noncompete agreements	959	7	952	2	-	3
Total gross intangible assets	30,477	(2)	30,479
Less accumulated amortization	(4,763)	(1,636)	(3,127)
Net intangible assets	$25,714	$(1,638)	$27,352
* Net additions consist of intangible assets acquired through acquisition and the impact of foreign exchange on intangible assets recorded in foreign currency
The estimated future amortization expense related to intangible assets as of March 31, 2013, is as follows:

Amortization Expense
2013	$4,912
2014	7,660
2015	6,448
2016	3,739
2017	2,507
Thereafter	448
Total future amortization expense	$25,714
Amortization of intangible assets was as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012
Amortization of intangible assets	$1,651	$320

EXACTTARGET, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands except share data or stated otherwise)

(5) Acquisitions
(a) Pardot
In October 2012, the Company completed the acquisition of Pardot, LLC ("Pardot") for $95.2 million to, among other things, extend the Company's marketing automation capabilities to serve both business-to-business and business-to-consumer marketers worldwide. As consideration for the Pardot acquisition, the Company paid $85.4 million in cash and issued 423,370 shares of its common stock valued at $10.0 million. The fair value of the common stock consideration was based on the closing price of $23.62 on the day prior to the closing of the acquisition. Of the total consideration paid, $7.6 million was deposited and held in escrow to secure indemnification obligations. In February 2013, the Company received payment for the net working capital settlement receivable of $0.2 million in connection with the Pardot acquisition.
(b) iGoDigital
Also in October 2012, the Company completed the acquisition of all of the membership interests and capital stock of iGoDigital Holdings, LLC and iGoDigital, Inc. (together, "iGoDigital") for $21.2 million to, among other things, advance its website solutions and predictive analytics solutions. As consideration, the Company paid $14.8 million in cash and issued 263,268 shares of its common stock valued at $6.3 million. The fair value of the common stock consideration was based on the average closing price of the Company's common stock for the five trading days ending on October 5, 2012, which was $23.93. In April 2013, the Company paid an additional $0.1 million for the working capital settlement in connection with the iGoDigital acquisition.
(6) Income Taxes – Valuation Allowance
The Company evaluates whether it will realize the benefits of its net deferred tax assets and establishes a valuation allowance to reduce the carrying value of its deferred tax assets to the amount considered more likely than not to be recognized. Deferred tax assets arise as a result of tax loss carry-forwards and various differences between the book basis and the tax basis of such assets. The Company has determined that it is more likely than not that deferred tax assets will not be recognized due to expected losses generated by the continued planned business investment and, as a result, maintains a valuation allowance for the full value of its deferred tax assets. During the three-month period ended March 31, 2013, the valuation allowance increased by $3.8 million to $30.2 million, due to additional losses incurred since December 31, 2012.
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
As of March 31, 2013, the Company was authorized to issue 300,000,000 shares of common stock with par value of $0.0005 per share and 10,000,000 shares of preferred stock with par value of $0.001 per share.

EXACTTARGET, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands except share data or stated otherwise)

(9) Equity Plan Activity
(a) Stock-Based Compensation
The following table sets forth the total stock-based compensation expense resulting from stock awards included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2013	2012
Cost of revenue - subscription	$131	$98
Cost of revenue - professional services	275	223
Sales and marketing	998	712
Research and development	1,026	374
General and administrative	1,211	771
Total stock-based compensation expense	$3,641	$2,178
(b) Stock Option Awards
The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2013			2012
Expected volatility	53.44%	-	53.68%	55.54%
Risk free interest rate	0.83%	-	0.84%	0.91%
Expected dividend yield	—			—
Expected option term (in years)	6.25			6.25
Weighted averaged grant date fair value of options granted	$11.30			$7.89
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
A summary of the Company’s stock option activity under its equity incentive plan and related information is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding:
Balance at December 31, 2012	11,212,761	$7.87	7.2	$136,051
Granted	590,250	22.13
Exercised	(668,560)	4.47
Forfeited / Canceled	(13,547)	13.43
Balance at March 31, 2013	11,120,904	$8.82	7.2	$160,866

Exercisable at March 31, 2013	6,423,830	$5.55	6.2	$113,812

EXACTTARGET, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands except share data or stated otherwise)

The aggregate intrinsic value represents the total pretax intrinsic value, based on a stock price of $23.27 and $20.00 per share at March 31, 2013 and December 31, 2012, respectively, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three-month period ended March 31, 2013 was $12.2 million.
(c) Restricted Stock
A summary of the Company’s restricted stock award and restricted stock unit activity under its equity incentive plan and related information is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life
Unvested restricted stock at December 31, 2012	966,467	$21.76	1.5
Granted	370,476	22.27
Vested	(44,964)	18.24
Unvested restricted stock at March 31, 2013	1,291,979	$22.03	2.0
(10) Commitments and Contingencies
(a) Notes Payable
As of December 31, 2011, the Company was party to a Loan and Security Agreement (“Agreement”) that provided the Company with a $10.0 million bank term loan and a $20.0 million revolving line of credit and was collateralized by a blanket lien on substantially all of the Company’s personal property, including intellectual property.
In February 2012, the Company entered into a fourth loan modification agreement that set forth the criteria under the financial covenants in the Agreement for 2012. In March 2012, the Company repaid all outstanding amounts under the Agreement, and in April 2012, terminated the Agreement.
(b) Lease Commitments, Software Licensing and Hosting Agreements
The Company has non-cancelable operating leases, primarily for office space in Indianapolis, Indiana, San Francisco, California, Bellevue, Washington, New York, New York, Atlanta, Georgia, Canada, Australia, Brazil, France, Germany, Sweden, the United Kingdom and Singapore. Operating and capital lease obligations have not changed significantly from those at December 31, 2012.
The Company has multi-year license agreements with vendors for certain software product licenses and third-party hosting providers to provide data center capacity, including hardware and network infrastructure, to power its suite of cross-channel, digital marketing SaaS solutions. As of March 31, 2013, the Software Licensing and Hosting Agreements had not changed significantly since December 31, 2012.
(c) Legal Proceedings
On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (together, “RPost”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Texas, alleging willful infringement of five patents and seeking injunctive relief, unspecified compensatory damages, enhanced damages, attorneys' fees, costs, and expenses. RPost has also filed patent infringement actions against a number of other companies in the same industry as the Company.  On March 11, 2013, RPost filed a First Amended Complaint, adding claims against eleven additional companies based at least in part on their use of the Company's accused electronic mail marketing services.  The Company has filed an Answer in the case, denying all of RPost's claims, and asserting counterclaims for declarations that all of the patents are not infringed and invalid.  The Company believes there are valid defenses against RPost's claims. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of such matter, especially given the very early stage of the action. As a result, although the Company is vigorously defending against the asserted claims, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time.
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
(d) Indemnification Obligations
In the Company’s subscription agreements with its clients, it agrees to indemnify its clients against any losses or costs incurred in connection with claims by a third party alleging that a client’s use of its services infringes the intellectual property rights of the third party. Based on historical and other available information, the Company does not expect it will incur significant liabilities from these indemnification obligations, though there can be no assurance that future infringement claims and the Company's resulting indemnification obligations will not be material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2012.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often identified by various forms of words such as, but not limited to, “believe,” “may,” “might,” “could,” “will,” “should,” “seek,” “estimate,” “continue,” “anticipate,” “project,” “intend,” “deliver,” “expect,” “forecast,” “goals,” “objectives,” “targets,” “plans,” “potential,” “scheduled” and similar expressions that are not statements of historical fact. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made. We do not undertake any obligation to update any forward-looking statements or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.
References in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to ExactTarget, Inc. and its wholly-owned subsidiaries.
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
Our suite of cross-channel, digital marketing applications include email, mobile, social media, websites, marketing automation and data management. These applications are integrated with our campaign management, calendaring, real-time dashboard, integrated reporting, automation and data management tools to provide marketers a comprehensive, yet easy-to-use, solution to manage, automate and engage in real-time digital marketing. In addition, our highly-scalable and flexible multi-tenant SaaS platform, we call FUEL, provides a robust integration framework that enables clients to integrate data from virtually any relevant source and leverage productized integrations with leading third-party Customer Relationship Management, web analytics and e-commerce providers to further enhance the relevancy of their digital communications. Through our platform, we also provide open application programming interfaces and developer tools that allow third parties to embed our technology into their solutions and build applications on our platform.
Our global sales organization is focused on adding new clients and expanding relationships with existing clients. We believe our team is the largest sales organization devoted to selling digital marketing SaaS solutions with over 440 sales professionals located on four continents. Our field sales team sells into the enterprise market, while our inside sales team sells to small and medium-sized organizations primarily via telesales. Our relationship management sales team focuses on strengthening client relationships, driving contract renewals and selling additional applications to existing clients. We also extend our sales distribution through relationships with approximately 500 marketing service providers that resell our solutions to their customers.
Our direct client base consisted of approximately 6,000 organizations as of March 31, 2013, ranging from enterprises to small businesses in numerous industries, including retail and e-commerce, media and entertainment, travel and hospitality, financial services and insurance, internet and technology, and marketing service providers. Our client base is diverse, and no single client represented more than 5% of our overall revenue for the three-month periods ended March 31, 2013 or March 31, 2012.

We provide our solutions primarily through annual and multi-year subscriptions based on volume of contracted utilization, level of functionality, number of digital marketing channels, number of users and level of customer support. We have achieved 49 consecutive quarters of revenue growth and dollar-based subscription revenue renewal rates of over 100% in the three-month periods ended March 31, 2013 and March 31, 2012.
In 2013, we have opened offices in Toronto, Canada and in Singapore, and we intend to continue to expand our direct and indirect sales channels, expand our global reach, extend our suite of cross-channel, digital marketing SaaS solutions and increase revenue from new and existing clients.
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

	Three Months Ended March 31,
	2013	2012
	(in thousands, except percentages)
Recurring subscription revenue(1)	$68,910	$50,195
Percentage of subscription revenue	96%	98%
(1) Recurring subscription revenue excludes revenue related to utilization above our clients’ contracted volume level of $2.7 million and $1.0 million during the three-month period ended March 31, 2013 and 2012, respectively.
Subscription Revenue Renewal Rate. Our ability to retain our clients and expand their use of our suite of cross-channel, digital marketing SaaS solutions over time is an indicator of the stability of our revenue base and the long-term value of our client relationships. We assess our performance in this area using a metric we refer to as our subscription revenue renewal rate. This metric is calculated by dividing (a) subscription revenue (including revenue related to messaging utilization above our clients’ contracted levels) in the current period from those clients who were clients during the prior year period, including additional sales to those clients, by (b) subscription revenue (including revenue related to messaging utilization above our clients’ contracted levels) from all clients in the prior year period. This metric is calculated on a quarterly basis and, for periods longer than one quarter, we use an average of the quarterly metrics. For the three-month periods ended March 31, 2013 and March 31, 2012, our subscription revenue renewal rate was greater than 100%.
Adjusted EBITDA. We monitor Adjusted EBITDA because we believe this measure provides important supplemental information regarding our operating performance and is often used by investors and analysts in their evaluation of companies such as ours. In addition, we use Adjusted EBITDA as a measurement of our operating performance because it assists us in comparing our operating performance on a consistent basis by removing the impact of certain non-cash and non-operating items. We calculate Adjusted EBITDA as net income (loss) before (1) other (income) and expense, which includes interest income, interest expense and other income and expense, (2) income tax expense (benefit), (3) depreciation and amortization of property and equipment, (4) amortization of intangible assets, (5) stock-based compensation and (6) the impact of adjusting deferred revenue to fair value under purchase accounting. This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with accounting principles generally accepted in the United States ("GAAP") and should not be relied upon to the exclusion of GAAP financial measures. Adjusted EBITDA reflects an additional way of viewing aspects of our operations that we believe, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provides a more complete understanding of factors and trends affecting our business.

Adjusted EBITDA was as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Adjusted EBITDA(1)	$284	$2,964
(1) Adjusted EBITDA is a non-GAAP financial measure. See “Results of Operations” below for a reconciliation from net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
Components of Results of Operations
Revenue
We generate revenue through the sale of subscriptions to our suite of cross-channel, digital marketing SaaS solutions and the delivery of professional services. More than 80% of our revenue in the three-month periods ended March 31, 2013 and March 31, 2012 was derived from our enterprise, medium-sized and small business clients, with the balance attributable to marketing service providers that resell our solutions to thousands of their customers. We serve a wide range of clients across many industries and sizes, and our revenue is not concentrated within any single client or small group of clients. In the three-month periods ended March 31, 2013 and March 31, 2012 no single client represented more than 5% of our revenue, and our largest ten clients accounted for less than 20% of our revenue in the aggregate.
Clients are typically invoiced in advance on an annual, quarterly or monthly basis, with payment due within thirty days of the invoice. Invoiced amounts are reflected on the balance sheet as accounts receivable or as cash when collected and as deferred revenue until earned and recognized as revenue ratably over the performance period. Accordingly, deferred revenue represents the amount billed to clients that has not yet been earned or recognized as revenue, pursuant to agreements entered into in current and prior periods, and does not reflect that portion of a contract to be invoiced to clients on a periodic basis for which payment is not yet due. In recent periods, more of our clients have requested monthly instead of quarterly or annual billing terms. As a result, we believe that the proportion of aggregate contract value reflected on the balance sheet as deferred revenue may continue to decrease if this trend continues.
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

	Three Months Ended March 31,
	2013	2012
Subscription revenue	81%	80%
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

Our professional services revenue as a percentage of our total revenue was as follows for the periods presented:

	Three Months Ended March 31,
	2013	2012
Professional services revenue	19%	20%
Cost of Revenue
We allocate certain overhead expenses, such as rent, utilities, office supplies and depreciation of general office assets to cost of revenue categories based on related headcount. As a result, an overhead expense allocation is reflected in each cost of revenue category.
Cost of Subscription Revenue. Cost of subscription revenue consists primarily of wages and benefits for software operations personnel, as well as depreciation, licensing, maintenance and support for hardware and software used in production, and co-location facilities, bandwidth and infrastructure expenses. The expenses related to co-location, bandwidth and infrastructure are affected by the number of clients using our suite of cross-channel, digital marketing SaaS solutions, the complexity and frequency of their use, the level of utilization and the amount of stored data. In addition, these expenses are affected by our requirement to maintain high application availability. Our system hardware is primarily hosted in three third-party operated co-location facilities, with two located in Indianapolis, Indiana and one in Las Vegas, Nevada. We also have systems hosted by co-location providers located in Texas and Washington, Virginia and Northern California. We expect to make further significant capital investments in the expansion and operation of our data centers and to continue to expand our business, which will increase our cost of subscription revenue in absolute dollars.
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
Critical Accounting Policies
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. The following accounting policies involve the most judgment and complexity: revenue recognition, income taxes, goodwill and acquired intangible assets, and stock-based compensation. Accordingly, we believe these policies are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.
There have been no material changes in our critical accounting policies since December 31, 2012. For further information please see the discussion of critical accounting policies included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financing activities other than operating leases for office space and computer equipment. We do not have any interest in entities referred to as variable interest entities, which include special purpose entities and other structured finance entities.
Results of Operations
The following tables set forth selected consolidated statements of operations and comprehensive loss data for each of the periods indicated and a reconciliation of our net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2013	2012
Revenue:	(in thousands)
Subscription(1)	$71,629	$51,147
Professional services	17,254	12,910
Total revenue	88,883	64,057
Cost of revenue:
Subscription(2,3)	18,503	12,710
Professional services(2)	13,717	11,131
Total cost of revenues	32,220	23,841
Gross profit	56,663	40,216
Operating expenses:
Sales and marketing(2,3)	38,265	25,215
Research and development(2)	17,994	11,160
General and administrative(2,3)	12,105	8,270
Total operating expenses	68,364	44,645
Operating loss	(11,701)	(4,429)
Other income / (expense), net	97	(254)
Net loss(4)	$(11,604)	$(4,683)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax - zero	(388)	258
Net unrealized gain on marketable securities, net of tax - zero	19	—
Comprehensive loss	$(11,973)	$(4,425)

(1) Subscription revenue includes fees for utilization above the contracted level as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except percentages)
Revenue from utilization above contracted level	$2,719	$952
Percentage of subscription revenue	4%	2%
Percentage of total revenue	3%	1%

(2) Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of revenue - subscription	$131	$98
Cost of revenue - professional services	275	223
Sales and marketing	998	712
Research and development	1,026	374
General and administrative	1,211	771
Total stock-based compensation	$3,641	$2,178

(3) Total cost of revenue and operating expenses include the following amounts related to amortization of intangible assets:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of revenue - subscription	$1,083	$75
Sales and marketing	500	132
General and administrative	68	113
Total amortization of intangible assets	$1,651	$320

(4) The following table sets forth the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net loss	$(11,604)	$(4,683)
Acquired deferred revenue fair value adjustment	517	—
Stock-based compensation	3,641	2,178
Amortization of intangible assets	1,651	320
Adjusted net loss	(5,795)	(2,185)

Income tax expense	—	—
Depreciation and amortization of property and equipment	6,176	4,895
Other (income) / expense, net	(97)	254
Adjusted EBITDA	$284	$2,964

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue:

	Three Months Ended March 31,
	2013	2012
Revenue:
Subscription	81%	80%
Professional services	19%	20%
Total revenue	100%	100%
Cost of revenue:
Subscription	21%	20%
Professional services	15%	17%
Total cost of revenues	36%	37%
Gross profit	64%	63%
Operating expenses:
Sales and marketing	43%	39%
Research and development	20%	17%
General and administrative	14%	13%
Total operating expenses	77%	70%
Operating loss	(13)%	(7)%
Other income / (expense), net	—%	—%
Loss before taxes	(13)%	(7)%
Income tax expense	—%	—%
Net loss	(13)%	(7)%

Note: Due to rounding, totals may not equal the sum of the line items in the table.

Three-Month Periods Ended March 31, 2013 and 2012

Revenue

	Three Months Ended March 31,		%
	2013	2012	Change
	(in thousands, except percentages)
Subscription revenue	$71,629	$51,147	40%
Professional services revenue	17,254	12,910	34%
Total revenue	$88,883	$64,057	39%

The $20.5 million of growth in subscription revenue was primarily attributable to new client additions, the full period impact of recognition of revenue from new clients added during prior periods, and our acquisitions of Pardot and iGoDigital. Subscription revenue recognized from international clients increased by $5.3 million, or 63%, to $13.7 million in 2013 from $8.4 million in 2012. Revenue from utilization above the contracted level increased to $2.7 million in the three-month period ended March 31, 2013 from $1.0 million in the same period in 2012.

The $4.3 million of growth in professional services revenue was attributable to an increased number of enterprise and medium-sized clients with complex digital marketing programs utilizing our professional services, and the acceleration of new direct client additions utilizing implementation, integration and other services. In addition, professional services revenue from our international operations increased by $0.6 million, or 24%, during the same period in 2012.

Cost of Revenue

	Three Months Ended March 31,
		% of		% of
	2013	Cost of	2012	Cost of	%
	Amount	Revenue	Amount	Revenue	Change
	(in thousands, except percentages)
Cost of subscription revenue	$18,503	57%	$12,710	53%	46%
Cost of professional services revenue	13,717	43%	11,131	47%	23%
Total cost of revenue	$32,220	100%	$23,841	100%	35%

The $5.8 million increase in cost of subscription revenue was due in part to $1.6 million from increased employee-related costs, $2.0 million from additional depreciation and amortization costs related to equipment and software in our data centers and $1.6 million from increased operating costs related to enhancing and expanding our infrastructure.

The $2.6 million increase in cost of professional services revenue was primarily due to a $2.0 million increase in employee-related costs to support higher professional services revenue mainly as a result of our global growth.

Gross Profit

	Three Months Ended March 31,
		% of		% of
	2013	Associated	2012	Associated	%
	Amount	Revenue	Amount	Revenue	Change
	(in thousands, except percentages)
Subscription revenue gross profit	$53,126	74%	$38,437	75%	38%
Professional services revenue gross profit	3,537	20%	1,779	14%	99%
Total gross profit	$56,663	64%	$40,216	63%	41%

Our subscription revenue gross profit increased $14.7 million and decreased by one percentage point as a percentage of associated revenue. The increase in the dollar amount of gross profit is attributable to the growth in the number of clients and our ability to grow revenues while controlling costs as a percentage of revenues.
The $1.8 million increase in professional services revenue gross profit was due in part to the growth in the number of clients using our professional services in the U.S. and other countries. This growth, along with leveraging the prior year investment in our professional services headcount, resulted in a 99% increase in professional services gross profit.

Sales and Marketing Expenses

	Three Months Ended March 31,		%
	2013	2012	Change
	(in thousands, except percentages)
Sales and marketing	$38,265	$25,215	52%
Percentage of total revenue	43%	39%

The $13.1 million increase in sales and marketing expenses was primarily due to a $7.9 million increase in employee-related costs. Travel and meeting expenses increased during the first quarter by $1.8 million and marketing program expenses increased by $1.7 million. Overall, sales and marketing expenses increased as we continued to invest in expanding our domestic and international presence. As a percentage of total revenue, sales and marketing expenses increased 4 percentage points mainly due to the acquisitions of Pardot and iGoDigital, but also due to global expansion in areas such as Germany, France, and Sweden, where growth in expenses has outpaced the revenue recognized during the same period.

Research and Development Expenses

	Three Months Ended March 31,		%
	2013	2012	Change
	(in thousands, except percentages)
Research and development	$17,994	$11,160	61%
Percentage of total revenue	20%	17%

The $6.8 million increase in research and development expenses was primarily due to a $4.6 million increase in employee-related costs and an increase of $1.0 million in third-party development contractor resources. As a percentage of total revenue, research and development expenses increased 3 percentage points as a result of our acquisitions of Pardot and iGoDigital and continued investment in our suite of applications. The level of research and development expenses as a percentage of total revenue for the three-month period ended March 31, 2013 is more consistent with the levels we have experienced in prior years.

General and Administrative Expenses

	Three Months Ended March 31,		%
	2013	2012	Change
	(in thousands, except percentages)
General and administrative	$12,105	$8,270	46%
Percentage of total revenue	14%	13%

The $3.8 million increase in general and administrative expenses was primarily due to a $1.7 million increase in employee-related costs in finance and accounting, legal, human resources, talent acquisition and internal information technology support to support our growth. Professional fees related to third party work performed on regulatory, legal and tax related matters increased $1.2 million as a result of our growth and the costs associated with being a publicly traded company.

Other Income and Expense, Net

	Three Months Ended March 31,		%
	2013	2012	Change
	(in thousands, except percentages)
Other income / (expense), net	$97	$(254)	138%

Other income and expense consists primarily of interest income and expense and foreign exchange gains and losses. The increase of $0.4 million is due to less interest expense incurred as a result of terminating our term loan and revolving line of credit in April 2012.

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through the proceeds from the issuance of our common and preferred stock, borrowings under credit facilities and cash flows from operations. In March and April 2012, we repaid all outstanding amounts under, and terminated, our term loan and revolving line of credit. As of March 31, 2013, our principal sources of liquidity were cash and cash equivalents totaling $54.3 million and short-term investments of $46.7 million.
Summary of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$(3,379)	$3,612
Net cash used in investing activities	(14,008)	(5,607)
Net cash provided by financing activities	2,788	152,859
Effect of exchange rate changes on cash and cash equivalents	(288)	(34)
Net increase / (decrease) in cash and cash equivalents	$(14,887)	$150,830
Operating Activities
For the three-month period ended March 31, 2013, our net loss from operations of $11.6 million was offset by the $12.1 million add back of non-cash charges for depreciation and stock-based compensation expense. Net cash used in operations of $3.4 million resulted primarily from unfavorable changes in working capital accounts. Most notably, annual commission and bonus payments accrued for as of December 31, 2012 were paid during the three-month period ended March 31, 2013. The unfavorable changes in working capital accounts was partially offset by improvement in our days sales outstanding when compared to the same period of the prior year. Net cash provided by operating activities of $3.6 million for the same period in 2012 resulted primarily from favorable changes in working capital accounts.
Investing Activities
Net cash used in investing activities was $14.0 million and $5.6 million during the three-month periods ended March 31, 2013 and 2012, respectively. Net cash used in investing activities in the three-month period ended March 31, 2013 included the investment of $6.7 million of cash in high quality, investment grade securities from diverse issuers and recorded as short-term investments in the condensed consolidated balance sheet. The comparable 2012 period did not include purchases or sales of marketable securities. Investing activities during the three-month period ended March 31, 2013 also included the payment of $7.3 million of cash for purchases of fixed assets to expand our data center infrastructure, computer equipment and office furniture for our employees and leasehold improvements related to additional office space.
Financing Activities
Net cash provided by financing activities was $2.8 million and $152.9 million during the three-month periods ended March 31, 2013 and 2012, respectively. During the three-month period ended March 31, 2013, we received $3.0 million of cash as a result of stock option exercises. Activity during the three-month period ended March 31, 2012 included proceeds from the issuance of $169.7 million of common stock, net of issuance costs, offset by $16.7 million of payments on our term loan and revolving line of credit. The activity during both these periods included repayments of borrowings pursuant to our capital leases.
Capital Resources
Based on our current cash and short-term investments balances, we believe that we will have sufficient liquidity to fund our business and meet our contractual obligations for the next twelve months. However, we may need or choose to raise additional funds in the future in the event that we pursue acquisitions or investments in complementary businesses or technologies. If we raise additional funds through the issuance of equity or convertible securities, our stockholders may experience ownership dilution.
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
Based on their evaluation, as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective to provide reasonable, not absolute, assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision-making regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On August 24, 2012, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited (together, “RPost”) filed a lawsuit against the Company in the United States District Court for the Eastern District of Texas, alleging willful infringement of five patents and seeking injunctive relief, unspecified compensatory damages, enhanced damages, attorneys' fees, costs, and expenses. RPost has also filed patent infringement actions against a number of other companies in the same industry as the Company.  On March 11, 2013, RPost filed a First Amended Complaint, adding claims against eleven additional companies based at least in part on their use of the Company's accused electronic mail marketing services.  The Company has filed an Answer in the case, denying all of RPost's claims, and asserting counterclaims for declarations that all of the patents are not infringed and invalid.  The Company believes there are valid defenses against RPost's claims. However, the outcome of any litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of such matter, especially given the very early stage of the action. As a result, although the Company is vigorously defending against the asserted claims, neither the ultimate outcome of this litigation nor an estimate of a probable loss or any reasonably possible losses can be assessed at this time.
From time to time, we may become involved in various other legal proceedings in the ordinary course of our business, and may be subject to other third-party infringement claims or be required to indemnify our clients against losses or cost incurred by them in connection with infringement claims. These claims, even those that lack merit, could result in the expenditure of significant financial and managerial resources.
ITEM 1A. RISK FACTORS
The risk factors described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 identify risks that could materially affect our business, financial condition, operating results and future prospects. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

101
The following condensed consolidated financial statements, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012; Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012 (unaudited); (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited)**

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

ExactTarget, Inc.
(Registrant)

Date:	May 10, 2013	By:	/s/ Scott D. Dorsey
Scott D. Dorsey Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2013	By:	/s/ Steven A. Collins
Steven A. Collins Chief Financial Officer (Principal Financial Officer)